Form 10-K405
period 1997-07-31
METROWERKS INC /TX/
filed 1997-10-03
CIK 1008116

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1997
                                      or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    for the transition period from       to

                        commission file number: 0-27772

                                METROWERKS INC.
            (exact name of registrant as specified in its charter)



       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock by non-affiliates of the registrant as of September 15, 1997 was $54,679,485.

Number of shares of common stock outstanding as of September 15, 1997:
                                  11,555,366

        TABLE OF
             CONTENTS


   Part I
        Item 1.         Business                                                                3

        Item 2.         Properties                                                             17

        Item 3.         Legal Proceedings                                                      17

        Item 4.         Submission of Matters to a Vote of Security Holders                    17

   Part II

        Item 5.         Market for Registrant's Common Equity and
                        Related Stockholder Matters                                            18

        Item 6.         Selected Consolidated Financial Data                                   19

        Item 7.         Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                          20

        Item 7a.        Quantitative and Qualitative Disclosures About Market Risk             24

        Item 8.         Financial Statements and Supplementary Data                            24

        Item 9.         Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                                 24


   Part III

        Item 10.        Directors and Executive Officers of the Registrant                     25

        Item 11.        Executive Compensation                                                 27

        Item 12.        Security Ownership of Certain Beneficial Owners
                        and Management                                                         30

        Item 13.        Certain Relationships and Related Transactions                         30

   Part IV

        Item 14.        Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                                    31

                        Signatures                                                             33


PART I.

Except for the historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as under the captions "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.   Business

Metrowerks Inc. ("Metrowerks" or "the Company") was amalgamated on January 1, 1990 under the Canada Business Corporations Act and the information contained herein includes that of the Company and its two wholly-owned subsidiaries, Metrowerks Corporation, a Texas corporation, which was formed in June 1994, and Metrowerks Co. Ltd., a Japanese corporation, which was formed in October 1996. Metrowerks is a computer software development company that designs, develops, markets and supports software programming tools. The Company's products are used primarily by professional software programmers and by programmers in the academic community to create software applications. The Company's principal product line, Metrowerks(R) CodeWarrior(R), consists of a suite of programming tools used to develop software in the C, C++, Pascal, Java(TM) and Assembly programming languages.

CodeWarrior is hosted on the Windows(R) 95 and Windows NT(R)-based and Macintosh(R) computers and is used to develop software for platforms using a variety of operating systems ("OS") including desktop operating systems Windows 95 and Windows NT and Mac(R) OS, Real-Time embedded Operating Systems ("RTOS") such as Nucleus OS(TM), OS-9(TM), Precise/MQX OS(TM) and Tacit OS(TM) and proprietary embedded operating systems such as PlayStation(TM) OS and Palm OS(TM).

The Company's principal line of products, known as CodeWarrior, includes an Integrated Development Environment ("IDE") which includes: native and two-machine debuggers, which use a common user interface and which provide source-level debugging capabilities for a variety of operating systems, including those listed above; a text editor for editing source code; class browsers used for developing and editing programs in object-oriented languages such as C++ and Java; a state-of-the-art project manager which obsoletes "make"files; computer language compilers for compiling source code written in C, C++, Pascal, Java, and assembly programming languages into machine code for a variety of microprocessors, including the 68K, PowerPC(R), x86, and MIPS(R) families of microprocessors; and linkers, which permit compiled object code to be linked to create "executable object code," or what is known as software programs.

The Company believes that CodeWarrior has become the industry standard for developing Macintosh programs, and that its CodeWarrior products have been used to program over 75% of all software applications that run native on the Power Macintosh(TM) computer. Since the introduction of the CodeWarrior in January 1994, the number of registered users of CodeWarrior has grown to over 100,000 users in 75 countries.

                                                                      BACKGROUND

                                             PROGRAMMING LANGUAGES AND COMPILERS

Microprocessors operate based on electrical impulses, with each character or "bit" consisting of "on" (current or "1") and "off" (no current or "0"). Each keystroke on the computer keyboard is represented by one "byte," which is composed of a unique sequence of eight bits. This programming language is known as machine language or object code. Because it is difficult and cumbersome to program in object code, programming languages that use the standard 26-letter alphabet have been devised. Programming languages are divided into two basic types: low-level and high-level. Low-level languages, known as assembly languages, map the logic of the instructions that a microprocessor processes on a one-for-one basis. Programs written in assembly language are very efficient in their use of microprocessor memory. However, because of this one-to-one mapping to a particular microprocessor's instruction set, there is not "one" assembly language but rather one for every kind of microprocessor. In order for a program written in assembly language for a particular kind of microprocessor to operate on a different kind of microprocessor, the program must be rewritten for the other platform. Therefore, programming in assembly languages takes longer, is expensive and requires a great deal of technical training and skill.

The problems inherent in low-level languages led to the development of high-level languages. From the perspective of the programmer, these high-level languages are easier to use and understand. Currently, the dominant high-level programming languages are:

COBOL - used for programming mainframe-based applications;

BASIC - used for database application front-end development and in education;

Pascal - used for education purposes;

C and C++ - the dominant programming languages used for developing "shrink-wrapped" Windows and Macintosh applications software, and used increasingly to develop software for 32-bit embedded systems; and

Java - used for networking-based applications where Java-optimized bytecodes can run on a variety of hardware, and do not need to be rewritten in native mode to run on each specified platform.

Because high-level languages use their own logic to solve problems and do not match the microprocessor's instruction set on a one-for-one basis, their "source code" must be translated, or compiled, into object code. This task is performed by software programs, known as compilers, which convert a software application written in source code into object code that a particular microprocessor can understand. Development of all software applications requires that source code be compiled into object code, and thus one of the most important tools a programmer uses is a compiler.

                                                            TECHNOLOGICAL TRENDS

The continuing evolution of computer technology has dramatically impacted the environment in which computer programmers must operate. The development of new programming languages and new operating systems, as well as the emergence of new types of microprocessors, have all created new demands on programmers.

One of the most significant changes has been the increased number of 32-bit microprocessors used in desktop and embedded systems. This shift resulted in the development of new operating systems for the desktop and embedded systems markets, the creation of major new microprocessors, such as Intel's Pentium(R) family of processors, the increased use of object-oriented programming languages, most notably C++ and Java, and the importance of networking and communications technology. Prior to the invention in the 1980's of relatively low-cost Dynamic Random Access Memory ("DRAM"), programmers went to great lengths to "optimize" their software to use as little memory as possible, resulting in relatively longer product development times. Today's competitive environment for desktop and embedded applications software requires that reliable software applications be developed with a wide variety of features and brought to market quickly and in a cost-effective manner. Today's programmer must balance optimization and use of memory and systems resources with time-to-market considerations.

The introduction and increasing use of Reduced Instruction Set Computing ("RISC") technology such as the PowerPC microprocessors now used in the Power Macintosh computer and the modified RISC architectures of the Pentium, Pentium Pro and Pentium II microprocessors, has also affected the applications software market. RISC-based microprocessors utilize different instruction sets than the traditional complex instruction set utilized in other common microprocessors such as Intel's X86 or Motorola's 68K family of microprocessors. Because of their relatively low cost, 32-bit RISC-based microprocessors are being utilized in embedded systems applications in consumer electronics products, hand-held computers, set-top boxes, game machines, telecommunications products, automotive products and other electronic systems. These 32-bit microprocessors permit more features and functionality than can be programmed into 4-, 8- or 16-bit microprocessors, which have lower computing power and memory capability.

                                                            NEEDS OF PROGRAMMERS

The Company believes that software companies and their programmers regard the following as critical attributes of programming tools:

 * BUILD TIME. The company believes that today, programmers are somewhat less concerned with optimizing a software product to the maximum extent possible and are more concerned with developing a reliable product with a wide variety of features and bringing it to the market quickly and in a cost-effective manner. Therefore, "build time," the time it takes to convert a set of source code instructions into a finished application, has become critically important to programmers. Shorter build times allow programmers more time to add features to an application and to test and debug the software.

 * SPEED, SIZE AND QUALITY OF OBJECT CODE. The speed at which a microprocessor runs object code or instructions can affect the product development process and marketability of the finished software applications. As software applications become more complex, the object code to be run by the microprocessor becomes increasingly longer. As a result, microprocessors run software applications at slower speeds and more memory is required to run the software. Therefore, while compilers must produce object code that is reliable and that can accurately run all of the features of the software, the object code must be compact enough so that the software applications runs quickly and does not require excessive memory.

 * EASE OF USE. Because of the sophisticated nature of software development and the large number and geographic dispersion of programmers, customer on-site visits are not always practical. Therefore, programming tools should be contained in a development environment that permits the use of tools in an integrated and user-friendly manner.

 * FREQUENCY OF UPDATES. Due to the increased pace of microprocessor innovation, changes in operating systems and evolving standards for programming languages, programming tools must be updated frequently. Programmers must keep current with these changes so that the development process is not delayed by requiring programmers to spend time modifying the software applications to reflect such changes.

 * SOPHISTICATED DEBUGGING. Because of the increasing complexity of software, programming tools must provide debugging capabilities sophisticated enough to permit programmers to test software quickly and thoroughly to identify and correct "bugs" in the software being developed. This need is particularly critical for developers of embedded applications, which are usually burned into read-only memory ("ROM").

                                                                        STRATEGY

The Company's vision is to be the leading high-volume provider of cost-effective standardized programming tools for software developers in the desktop and embedded systems markets. The Company has focused on providing developers with a single IDE that allows programmers to write software applications in a variety of programming languages targeted at a variety of microprocessors and operating systems used in the desktop and embedded systems markets. The key elements of the Company's strategy are as follows:

BROADEN PRODUCT OFFERINGS. The Company believes that its future success is highly dependent on its ability to market CodeWarrior products that have a variety of front-ends and back-ends in order to reach as large a group of potential customers as possible. In furtherance of this element of its strategy, the Company intends to:

     Expand By Developing Back-Ends for Embedded Platforms. The Company's initial products had back-ends for Motorola 68K and PowerPC microprocessors used by the Macintosh computer. The Company has since developed back ends for the x86 and MIPSfamilies of microprocessors. The Company is in the process of developing back ends for the NECVR/V8xx , ARMand Hitachi SuperH families of microprocessors which are popular in the embedded systems market.

     Increase Support for a Variety of Operating Systems. The Company currently supports development for desktop operating systems such as Windows 95 and Windows NT; and Mac OS; RTOS such as Nucleus OS, OS-9, Precise/MQX OS; and Tacit OS and proprietary embedded operating systems such as PlayStation OS and Palm OS. The Company anticipates supporting additional multi-purpose, RTOS and proprietary operating systems in the future. The Company's intention is to provide developers with the ability to target a variety of operating systems and the related microprocessors from the CodeWarrior IDE.

     Partnering Agreements. The Company has entered into product development agreements with various companies. The details of these arrangements vary, but generally they provide that Metrowerks will develop programming tools and receive payments for both its development efforts and either ownership of, or a license to market, the developed programming tools. The other party to these agreements is generally permitted to utilize the developed tools for its own internal use, or in certain instances, to bundle the tools with hardware developed by such party. These partnering agreements have provided the Company with a significant amount of revenue, constituting approximately 26% of its revenue for fiscal 1997. As a result, the Company is able to devote more of its financial resources to research and development than it would otherwise be able to do. There can be no assurance that the Company will be able to continue to enter into these arrangements in the future.

CONTINUED ENHANCEMENTS TO THE COMPANY'S WINDOWS 95 AND WINDOWS NT-HOSTED PRODUCTS. In fiscal 1997, the Company completed the port of its programming tools to be hosted on the Windows 95 and Windows NT operating systems which allows the Company's products to be used by programmers who are PC-hosted. The Company plans to add several functions to these tools in the near future, including a resource editor and rapid application development tools. These additions to the Company's Windows-95 and Windows-NT hosted tools will make the product more competitive with existing tools in this market. The Company believes that the majority of software applications for the embedded systems market is, and will continue to be, programmed on the Window 95 and Windows NT-based desktop computers or UNIX-based workstations. By improving the quality of its tools in this market, the Company hopes to expand its base of potential embedded systems programmers as well s increase its penetration into the market of Windows-hosted programmers developing applications for the Window 95 and the Windows NT operating systems.

TARGET THE EDUCATIONAL MARKET. The Company currently markets its CodeWarrior Academic product to universities, colleges and high schools and many have standardized on CodeWarrior for computer programming classes. Use of CodeWarrior as a standardized programming tool in the teaching of programming eliminates the need for professors to teach students one development environment on Windows and a different one on Macintosh. The Company believes that if computer programming students become familiar with the Company's programming tools while they are in school they may be more likely to utilize its products when they enter the job market.

DISTRIBUTION. Because of the relatively low retail price of the Company's products, it is not economically feasible for the Company to emphasize direct sales as a method of distribution. Accordingly, the Company relies and intends to continue to rely on indirect methods of distribution, such as distributors and mail order catalogs, for its products. The embedded systems market has historically been a direct sales market and there can be no assurance that the Company will be able to locate these distributors for its embedded systems products.

MAINTAIN LEADERSHIP IN THE MACINTOSH COMPUTER MARKET. The Company believes that its CodeWarrior product have become the industry standard for Macintosh computer-hosted programming tools and that its CodeWarrior products have been used to program over 75% of all commercially available software applications for the Power Macintosh computer. The Company's intention is to maintain this position through continued enhancements to its Macintosh tools.

                                                                        PRODUCTS

The following is a listing of the Company's products which represent over 90 percent of the Company's total product revenues:


DESKTOP PRODUCTS
----------------------------------------------------------------------------------------------------------------------------------
PRODUCT NAME                                            DESCRIPTION                                        RETAIL PRICE $US(1)(2)

CODEWARRIOR PROFESSIONAL                                Our flagship product which includes: the           $599
                                                        CodeWarrior IDE hosted on Windows 95 and
                                                        Windows NT, and MacOS operating systems;
                                                        C, C++, Pascal, Java and Assembly front
                                                        ends; back ends for developing software
                                                        applications to run on Windows 95 and
                                                        Windows NT on x86 microprocessors or Mac
                                                        OS running on 68K or PowerPC micro-
                                                        processors.

CODEWARRIOR PROFESSIONAL ACADEMIC(3)                    This product is identical to CodeWarrior           $119
                                                        Professional and is marketed to the
                                                        academic community.  This product is
                                                        limited to noncommercial use.

CODEWARRIOR DISCOVER PROGRAMMING(TM)                    Entry-level product designed to enable             $79
EDITION FOR MACINTOSH(3)                                people to teach themselves programming.
                                                        This edition contains the CodeWarrior
                                                        IDE hosted on Mac OS; C, C++, Java and
                                                        Pascal front-ends.

CODEWARRIOR DISCOVER PROGRAMMING EDITION                Entry level product designed to enable             $79
FOR WINDOWS 95 AND WINDOWS NT(3)                        people to teach themselves programming.
                                                        This edition contains the CodeWarrior
                                                        IDE hosted on Windows 95 and Windows NT
                                                        operating systems; C, C++, Java and
                                                        Pascal front-ends.

METROWERKS VISUAL SOURCESAFE                            This product is a cross-platform version           $499
FOR MACINTOSH(TM)                                       control solution for Mac OS. It is
                                                        specifically designed for large software
                                                        development teams to increase productivity.

CODEWARRIOR FOR BEOS(TM)                                This product includes the CodeWarrior IDE          $299
                                                        which runs native on the BeOS; C, C++, and
                                                        Java front-ends; back-end for developing
                                                        applications to run on the BeOS.

CODEWARRIOR LATITUDE(TM)                                A porting tool designed to assist developers       $399
                                                        in moving applications running on the Mac OS
                                                        to Apple's next generation operating system,
                                                        Rhapsody.

----------------------------------------------------------------------------------------------------------------------------------
(1) Represents current retail price. Future prices are subject to change.

(2) Each CodeWarrior product entitles the registered user to receive one additional update during the year. In subsequent years, the registered user may re-register for a year and receive two updates that year for an annual fee which currently ranges from US$75 to US$299.

(3) Users of CodeWarrior Academic are only permitted to utilize CodeWarrior Academic for academic purposes and not for commercial programming. Updates are not available for the Company's Discover Programming product and a new product must be purchased if an updated version is released. This product is sold primarily in retail outlets.



EMBEDDED SYSTEMS PRODUCTS
----------------------------------------------------------------------------------------------------------------------------------
PRODUCT NAME                                            DESCRIPTION                                        RETAIL PRICE $US(1)(2)

CODEWARRIOR FOR PALMPILOT(TM)                           The product includes the CodeWarrior IDE           $369
                                                        hosted on Windows 95 and Windows NT and
                                                        Mac OS operating systems; contains a C
                                                        front-end; back-end for developing soft-
                                                        ware applications to run on the Palm OS
                                                        used in the 3COM(R) Mark PalmPilot.

CODEWARRIOR FOR SONY PLAYSTATION                        This product includes the CodeWarrior IDE          $899
                                                        hosted on Windows 95 and Windows NT and
                                                        Mac OS operating systems; C, C++ and
                                                        Assembly front-ends; back-end for developing
                                                        applications to run on the Sony PlayStation
                                                        Development System.

CODEWARRIOR FOR POWERPC EMBEDDED SYSTEMS                This product includes the CodeWarrior IDE          $899
                                                        hosted on Windows 95 and Windows NT operating
                                                        systems; C,  C++ and Assembly front-ends;
                                                        back-ends for developing applications software
                                                        to run on Motorola(R) MPC 821/860
                                                        microprocessors.
----------------------------------------------------------------------------------------------------------------------------------
(1) Represents current retail price. Future prices are subject to change.

(2) Each CodeWarrior product entitles the registered user to receive one additional update during the year. In subsequent years, the registered user may re-register for a year and receive two updates that year for an annual fee which currently ranges from
    US$75 to US$899.


The Company is currently developing additional back-ends and front-ends to its CodeWarrior products and has announced that future versions of CodeWarrior will provide programming tools for the following platforms:



CODEWARRIOR PRODUCTS UNDER DEVELOPMENT
----------------------------------------------------------------------------------------------------------------------------------
PRODUCT NAME                                                            DESCRIPTION

CODEWARRIOR FOR OS-9                                                    This product will include the CodeWarrior IDE coupled with
                                                                        Microware's Ultra C/C++ compiler; hosted on Windows 95 and
                                                                        Windows NT;  back-end for developing software applications to run on Microware's OS-9 on PowerPC and Motorola's 68K
                                                                        microprocessors.

CODEWARRIOR FOR MIPS EMBEDDED SYSTEMS                                   This product will include the CodeWarrior IDE hosted on
                                                                        Windows 95 and Windows NT; C, C++ and Assembly front-ends;
                                                                        back-ends for developing software applications to run on
                                                                        MIPS RISC microprocessors.

CODEWARRIOR FOR NEC EMBEDDED SYSTEMS                                    This product will include the CodeWarrior IDE hosted on
                                                                        Windows 95 and Windows NT; C, C++ and Assembly front-ends;
                                                                        back-ends for developing software applications to run on
                                                                        NEC VR/V8xx microprocessors.

CODEWARRIOR FOR ARM EMBEDDED SYSTEMS                                    This product will include the CodeWarrior IDE hosted on
                                                                        Windows 95 and Windows NT; C, C++ and Assembly front-ends;
                                                                        back-ends for developing software applications to run on
                                                                        ARM microprocessors.

CODEWARRIOR FOR SUPERH EMBEDDED SYSTEMS                                 This product will include the CodeWarrior IDE hosted on
                                                                        Windows 95 and Windows NT; C, C++ and Assembly front-ends;
                                                                        back-ends for developing software applications to run on
                                                                        Hitachi SuperH microprocessors.

CODEWARRIOR FOR WINDOWS CE EMBEDDED SYSTEMS                             This product will include the CodeWarrior IDE hosted on
                                                                        Windows 95 and Windows NT; C, C++ and Assembly front-ends;
                                                                        back-ends for developing software applications to run on
                                                                        various microprocessors.

CODEWARRIOR FOR JAVA ON SOLARIS                                         This product will include the CodeWarrior IDE and
                                                                        CodeWarrior Java tools to be hosted on Sun's Solaris(TM)
                                                                        based workstations.


There can be no assurance that any of these new platforms, operating systems or programming languages or that any of the Company's proposed programming tools will achieve commercial success. Failure of a particular platform for which the Company has developed a back end or a programming language for which the Company has developed a front end would result in reduced demand for software applications that run on the platform or in the programming language, which in turn could adversely affect the Company's business, financial condition and results of operations. See "Additional Risk Factors-Importance of New Products and Technological Change."


                                                        RESEARCH AND DEVELOPMENT

The Company continues to make substantial investments in research and development. While the Company believes that its future performance will depend upon the success of its research and development efforts, it believes that the modular design of its CodeWarrior products provides it with the ability to incrementally add a new back end (for a new platform or operating system) or a new front-end (for a new programming language), thereby significantly reducing both the cost and the time-to-market required to release new tools for such new platform, operating system or programming language, than it would otherwise face if it had to develop an entirely new set of programming tools.

The Company has a program, "Metrowerks Permanent Testing Partners," which helps supplement the Company's product testing efforts. The Company has a testing group of over 1,000 customers. This testing group is provided with product updates or new releases in advance of their release to the public. The members of this group utilize the product and notify the Company of any errors in the product, which are then subsequently corrected by the Company's research and development department prior to the general release of the product. The Company believes that its Metrowerks Permanent Testing Partners program provides it with additional product testing and quality control capabilities at very little additional cost.

The Company has also supplemented its internal product development efforts through external product development agreements. Such funding is generally pursuant to agreements with third parties which provide for the Company to develop programming tools for a specific platform designed by the third party. The Company receives product development fees, generally to be paid subject to the Company meeting performance standards and development milestones, which are usually sufficient to cover all or a substantial portion of the Company's research and development costs. The Company either owns, or is generally granted a license to market, these programming tools with its products. The Company recorded revenues of approximately US$613,000, US$2.3 million and US$4.7 million pursuant to these product development agreements for fiscal 1995, 1996 and 1997, respectively. While the Company believes that such development funding will continue to be available in varying amounts in the future, there can be no assurance that the Company will continue to be able to enter into such software development arrangements.

Because of the need to develop new products, the Company has invested, and continues to invest, substantial resources in its product development efforts. At July 31, 1997, the Company's research and development staff constituted approximately 54% of the Company's employees, having grown from 65 employees at July 31, 1996 to 90 employees at July 31, 1997. The Company also relies on independent contractors for some of its research and development projects. The Company incurred costs of approximately US$1.6 million, US$3.3 million and US$6.5 million on research and development activities for fiscal 1995, 1996 and 1997. Such expenditures constituted 31%, 31% and 35% of revenue, respectively, for such periods.

The Company has historically released new versions of, or updates for, its CodeWarrior products at least three times a year. Beginning with the release of CodeWarrior Professional in May 1997, the Company changed its policy of releasing, or updating, new versions of its CodeWarrior products to twice a year. The success of new product introductions and updates depends upon several factors, including recognition of market requirements, product cost, timely completion and introduction of new products and the targeted platform, operating system or programming languages, and quality of new products and such platforms, operating systems or programming languages. There can be no assurance that the Company will not encounter delays in the development and introduction of future products. Software products as complex as those offered by the Company may also contain undetected errors when first introduced or as updates are released. Although the Company has not experienced any material errors in its products, there can be no assurance that, despite testing by the Company, errors will not be found in new products after commencement of commercial shipments, resulting in a loss of or delay in market acceptance. There can also be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be accepted by its targeted customers or utilized in connection with its targeted applications or that products or technologies developed by other companies will not render the Company's products or technologies obsolete or noncompetitive. Further, the success of certain of the Company's new tools will depend in part on the amount of software applications developed for a new platform, operating system or programming language, which in turn will depend upon the commercial success of such platform, operating system or programming language introduced by other companies. The failure of the Company's new product development efforts or the lack of market acceptance for the Company's new tools would have a material adverse effect on the Company's business, financial condition and results of operations. The failure of any new platform, operating system or programming language for which the Company may have devoted substantial resources in developing new tools would also have a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Risk Factors-Importance of New Products and Technological Change" and "Risk Factors-Software Defects."


                                                             SALES AND MARKETING

SALES. Because of the relatively low retail price of the Company's products, it is not economical for the Company to, and the Company does not, emphasize direct sales for its product distribution. The Company sells its products through major distributors such as Ingram Micro, Inc., and Merisel Americas, Inc., which sell to retail stores and mail-order catalogs in the United States and Canada and through distributors that sell to academic institutions. CodeWarrior is listed in a variety of mail-order catalogs, including MacWarehouse and PC/MacConnection, two of the largest mail-order software distribution catalogs specializing in the North American computer market. The Company believes that software programmers, which are its primary target customers, frequently utilize mail-order channels rather than retail stores because of the lower prices offered through such mail order companies. Accordingly, the Company continues to emphasize mail-order distribution as a significant method of marketing.

Outside of the United States and Canada, the Company sells through distributors in 22 countries. In fiscals 1995, 1996 and 1997, sales outside of North America were US$856,000, US$1.9 million and US$4.4 million, respectively. Approximately 24% of the Company's registered users are located outside the United States. The Company relies primarily on distributors to generate international sales. The Company generally enters into distribution agreements with these distributors for a one or two year term, with provisions for annual renewals thereafter. Product localization (such as translation of user interface prompts and packaging) is performed for the Company by third parties and by the Company's Japanese subsidiary.

The Company also maintains a direct sales force of 11 persons at its Austin, Texas facilities. For the fiscal year ended July 31, 1997, direct sales, including subscription renewals, accounted for approximately 18% of the Company's product sales. The Company's direct sales force is primarily responsible for negotiating site licenses with larger U.S. customers and fulfilling subscription renewals.

The Company also offers a toll free telephone number for orders which are processed and filled by the Company's operations center in Austin, Texas. In the event of the emergence of new distribution channels such as on-line services and other electronic distribution, the Company may, if cost effective, explore additional methods of distribution.

MARKETING. The Company markets its products through trade show exhibits and conferences, presentations to large groups of end-users and advertisements in various software catalogs and magazines. All marketing, advertising and public relations activities are performed by the Company's marketing group.

                                                                       CUSTOMERS

As of July 31, 1997, the Company had over 100,000 registered users of its CodeWarrior products. Most of the Company's customers are small independent software vendors who generally purchase one copy of the Company's products. A large number of students, researchers in academia and university computer science labs use the Company's academic product line. During fiscal 1997, no one end user accounted for more than 1% of the Company's product sales.

                                         CUSTOMER AND TECHNICAL SUPPORT SERVICES

The Company believes in providing timely, high quality technical support, which it believes is critical to maintaining customer satisfaction and is an important element of the value it provides to customers. The Company provides telephone, electronic mail and fax-based customer support from 8:00 a.m. to 7:00 p.m., C.S.T., five days per week and has a nine member technical support staff. Members of the Company's technical support staff typically have several years of experience in areas such as software engineering, software testing or tools development. Most customer support services for the Company's customers outside North America are provided through its international distributors; however, the Company provides the distributors with any needed technical assistance.

                                                                     COMPETITION

The marketplace for professional programming tools is intensely competitive. Given the variety of platforms and operating systems on or for which the Company's products operate, the Company faces competition from many companies. While many of the Company's competitors are software vendors or other technology companies who offer products for sale to the public, the Company also faces competition, particularly in the embedded systems market, from platform manufacturers who develop software applications and programming tools internally, and who are therefore less inclined to purchase programming tools from a third party. See "Additional Risk Factors - Competition." The Company believes that it must continue to develop new products and introduce enhancements to its existing products in a timely manner to remain competitive. Even if the Company introduces new and enhanced products, it may not be able to compete effectively because of the significantly larger resources available to many of its competitors. The Company's ability to compete successfully also depends on a number of other factors both within and outside of its control, including: product pricing; product quality and performance; its ability to attract and retain key employees; effectiveness of its sales and marketing; timing of new product introductions by the Company, its competitors and creators of new hardware platforms; general market and economic conditions; and government actions throughout the world. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

     EMBEDDED SYSTEMS. The market for programming tools for the embedded systems market is fragmented, highly competitive and characterized by rapid technology advances. The Company's success will depend on the continued enhancement of its current products. The Company's products compete with tools developed internally by companies and tools offered by third parties. Many platform manufacturers, telecommunications companies and automotive manufacturers, to name a few, develop software applications and programming tools internally (proprietary systems), and accordingly, the Company believes they are less inclined to purchase tools from a third party. In addition, the Company faces competition from third-party embedded software providers of operating systems and tools such as Wind River Systems, Inc., Integrated Systems, Inc., Microsoft Corporation, GreenHills Software, Inc. and Cygnus Solutions. Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company.

     WINDOWS 95 AND WINDOWS NT PROGRAMMING TOOLS. The Company's PC-hosted tools are new to the market and will need to add additional features to compete with other PC-hosted programming tools. The Company faces significant and intense competition from Microsoft, Borland and Watcom in this market. All of these companies are well established, have strong brand name recognition, and have substantially greater financial, technical and marketing re-sources than the Company. There can be no assurance that the Company will be able to compete successfully with these companies.

     MACINTOSH PROGRAMMING TOOLS. With respect to its programming tools for the MacOS, the Company faces competition from Symantec's Java-based tools. For Rhapsody, Apple Computer's next generation operating system, the Company faces significant potential competition from Apple Computer. Symantec and Apple Computer have substantially greater financial, technical and marketing resources than the Company. The Company estimates that over 75% of the Power Macintosh applications available today were built with CodeWarrior. As Apple Computer ("Apple") is expected to move to Rhapsody in the second half of 1998, the Company has announced that it will release development tools for the new operating system. Apple has also announced their intentions of developing tools for the new operating system, and there can be no assurance that the Company will be able to maintain its current market share.

                                                           INTELLECTUAL PROPERTY

The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, rather than patents. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products and obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that copyright protections are less significant to the Company's success than other factors, such as trade secret protection, the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support.

The Company licenses its products primarily under "shrink wrap" licenses (that is, licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In keeping with industry standards, the Company does not copy protect its software. Accordingly, it may be possible for unauthorized parties to copy or reverse engineer the Company's products or otherwise obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's products. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent of software piracy of its products, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States and Canada.

As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will increasingly become subject to infringement claims.
There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into license or royalty arrangements or result in costly litigation. There can be no assurance that such license or royalty agreements will be available on reasonable terms or at all.

Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its existing products, as it develops new back ends and front ends for its CodeWarrior products, it anticipates that it may find it desirable or necessary to obtain other licenses from third parties entitling it to use certain technologies. There can be no assurance that such licenses would be available to the Company on acceptable terms, if at all. The Company currently has non-exclusive licenses to certain software programs from Microsoft, a competitor of the Company. The licensed technologies are incorporated in the Company's Windows 95 and Windows NT hosted products. These licenses will expire upon the next major release of Windows 95 and Windows NT. The Company licenses operating system software from Apple pursuant to a non-exclusive license. The Company pays a license fee to Apple for this licensed technology. The agreement has a term of one year and is automatically renewable for successive one-year terms, subject to earlier termination by Apple upon nine month's written notice. In connection with the development of its programming tools for the Java programming language, the Company has a non-exclusive license with Sun Microsy stems ("Sun") to use or modify the Java programming language for the purpose of developing a Java-based CodeWarrior product. This license is for an initial five-year term and is renewable by the Company for up to five successive one-year terms. The Company pays Sun a royalty based upon the number of CodeWarrior products sold that incorporate the Java technology. Termination by Microsoft, Apple or Sun or the lapse of these agreements would require product redesign and could significantly increase research and development costs or would require the Company to obtain licenses from third parties, which may not be available to the Company on acceptable terms, if at all. The Company's loss or inability to obtain necessary or desirable licenses from third parties could have a material adverse effect on the Company's business, financial condition or results of operations. See "Additional Risk Factors-Proprietary Technology."

                                                          PRODUCTION AND BACKLOG

The Company's manufacturing operations consist of assembling, packaging and shipping the software products and documentation needed to fulfill each order. All fulfillment and shipping is currently performed in Austin, Texas. The Company's products are CD-ROM based. The Company produces its own CD-ROM master disks, with disk duplication performed by third parties. Other than software user documentation, the Company does not ship documentation such as user manuals with its product, although a copy of such documentation is available on the CD-ROM disk and a printed version is available to users for an additional fee.

The Company does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. The Company generally ships its products within a few days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. Product development agreement revenue backlog was approximately US$780,000 as of July 31, 1997.

                                                                       EMPLOYEES

As of July 31, 1997, the Company employed 167 full-time personnel, including 90 in research and development; 9 in technical support; 37 in sales and marketing; and 31 in management and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. See "Additional Risk Factors - Dependence on Key Personnel."

                                                         ADDITIONAL RISK FACTORS

FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will continue. These fluctuations may be attributable to a number of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, stages of product life cycles, purchasing patterns of customers and distributors, market acceptance of products sold by the Company's customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as acquisitions, including related charges, and economic conditions generally or in specific geographic areas. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products. In addition, the Company has not entered into long-term product development agreements with its customers, and the timing of product development agreement fees is difficult to predict. The procurement process of the Company's customers is often several months or longer from initial inquiry to order and may involve competing considerations. Further, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's product will not lengthen. Product revenue in any quarter depends on the volume and timing of orders received in that quarter. Because the Company's staffing and operating expenses are based on anticipated total revenue levels and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, could cause disproportionate variations in the Company's operating results from quarter to quarter.

A number of additional factors may cause the Company's revenues and operating results to vary significantly from period to period. These factors include: software "bugs" or other product quality problems, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates, and mix of products sold. Although the Company has seen significant revenue growth for the last several years, there can be no assurance that the Company will be able to continue its growth in revenue or profits on a quarterly or annual basis. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that, in some future quarters, the Company's operating results could be below the expectations of stock market analysts and investors. In such event, the price of the common stock could be materially and adversely affected.

IMPORTANCE OF NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The market for embedded programming tools is fragmented and the market for desktop and embedded programming tools is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technical advantages, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families and operating systems used in the embedded systems market and to respond promptly to customers' requirements. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has historically experienced minor delays in the development of new products. Such delays are common in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's new or enhanced products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions , or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. If the results of product development efforts are inadequate or delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL The Company has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operating and financial systems and the geographic dispersion of its operations. The Company's continued success will depend significantly on its ability to integrate new operations and new personnel. There can be no assurance that the Company will be successful in achieving such integration efficiently. In addition, the Company anticipates the need to relocate its management, engineering, marketing, sales and customer support and distribution and fulfillment operations to a new facility in the near future. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined the Company only recently. In addition, the Company believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, integrate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY. The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, trademark laws, nondisclosure and other contractual restrictions on copying, distribution and technical measures. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. As a part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information.

SOFTWARE DEFECTS. As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL SALES. In the fiscal years ended July 31, 1995, 1996 and 1997, the Company derived approximately 17%, 18%, and 24%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. Sales by the Company's Japanese subsidiary are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international l distributors will continue to purchase the Company's products or provide them with adequate levels of support.

FLUCTUATION IN STOCK PRICE. The market price of the Company's common stock has fluctuated in the past, and is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products by the Company or by its competitors, and changes in the software industry in general cause, and may continue to cause, the market price of the common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the common stock will remain at or near its current level. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations, even if the Company is successful in such suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the common stock.

ITEM 2.   Properties

The Company's headquarters are located in a leased facility in Austin, Texas, consisting of approximately 23,000 square feet of office space. This lease expires in February 1998. The Company leases an additional 14,000 square feet in Austin, Texas for fulfillment, distribution and administrative operations. This lease expires in 2001. The Company also leases offices in Cupertino, California; Boston, Massachussettes; Saint Laurent, Quebec, Canada; and Tokyo, Japan for sales, marketing and engineering operations. The Company anticipates the need to relocate both of its Austin operations to a new facility in the near future. There can be no assurance that any such relocation n will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation.

ITEM 3.   Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

ITEM 4.   Submission of Matters to a Vote of Security Holders
None.

PART  II.

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Metrowerks' common stock is traded on the Nasdaq National Market under the symbol MTWKF and The Toronto Stock Exchange and the Montreal Exchange under the symbol MWK.

The closing price of the Company's common stock as reported by the Nasdaq National Market as of July 31, 1997 was US$6.38 per share. The price per share in the following table sets forth the low and high prices in the Nasdaq National Market for the quarter indicated (all amounts in US $):


                                                                                      LOW    HIGH
                                                                                      ---   -----
FISCAL 1996
    First quarter ended October 31, 1995                                             $    -  $    -
    Second quarter ended January 31, 1996                                                 -       -
    Third quarter ended April 30, 1996                                                    -       -
    Fourth quarter ended July 31, 1996                                                10.72   13.61


FISCAL 1997
    First quarter ended October 31, 1996                                             $ 9.25  $12.00
    Second quarter ended January 31, 1997                                              7.00   11.25
    Third quarter ended April 30, 1997                                                 4.88    9.75
    Fourth quarter ended July 31, 1997                                                 4.00    7.75


The closing price of the Company's common stock as reported by The Toronto Stock Exchange as of July 31, 1997 was Canadian $9.35 per share. The price per share in the following table sets forth the low and high prices in The Toronto Stock Exchange for the quarter indicated (all amounts in Canadian $):


                                                                                      LOW    HIGH
                                                                                      ---    -----

FISCAL 1996
    First quarter ended October 31, 1995                                             $ 4.75  $ 6.12
    Second quarter ended January 31, 1996                                              6.37   21.50
    Third quarter ended April 30, 1996                                                12.00   18.25
    Fourth quarter ended July 31, 1996                                                12.50   18.55


FISCAL 1997
    First quarter ended October 31, 1996                                             $12.75  $16.15
    Second quarter ended January 31, 1997                                              9.50   14.30
    Third quarter ended April 30, 1997                                                 7.00   12.75
    Fourth quarter ended July 31, 1997                                                 5.50   10.50


The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future. The Company presently intends to reinvest earnings to fund future growth. At July 31, 1997, there were approximately 59 stockholders of record of the Company. Certain record holders are represented by brokers and other institutions on behalf of stockholders. The Company believes the total number of beneficial owners of its common stock to be 1,000.

ITEM 6.   Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, including the Notes to Consolidated Financial Statements included elsewhere in this report.


                                                                                  YEAR ENDED JULY 31,
                                                               1993       1994           1995          1996       1997
                                                           -----------------------------------------------------------------
                                                           (in thousands of U.S. dollars, except share and per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue, net                                               $   184       $ 2,040        $ 5,143      $ 10,619   $ 18,293

Cost of sales                                                   33           207            910         2,664      4,563

Gross margin                                                   151         1,833          4,233         7,955     13,730

Operating expenses:
        Research and development                               514         1,080          1,574         3,250      6,486
        Selling, administrative and technical support          218         1,053          2,348         4,622      8,109
        Depreciation of property and equipment                  13            66            155           355      1,154
        Non-recurring charge                                     -             -              -             -      4,297

                Total operating expenses                       745         2,199          4,077         8,227     20,046

Operating income (loss) from operations                       (594)         (366)           156          (272)    (6,316)

Other income:
        Interest income and other                                5            34             98           377        341

Net earnings (loss)                                        $  (589)      $  (332)       $   254      $    105   $ (5,975)

Net earnings (loss) per share(1)                           $ (0.09)      $ (0.05)       $  0.03      $   0.01   $  (0.52)

Weighted average number of common and
 common equivalent shares outstanding (1)                    6,336         6,904          7,956        10,620     11,523




                                                                                  YEAR ENDED JULY 31,
                                                               1993       1994           1995          1996       1997
                                                           -----------------------------------------------------------------
                                                                             (in thousands of U.S. dollars)


BALANCE SHEET DATA:

Cash and cash equivalents                                   $   377      $  767         $  4,746      $  11,498   $   5,042
Total assets                                                    691        1677            6,634         18,305      14,168
Long-term debt, less current portion                            329         201                -              -           -
Total stockholders' equity                                     (691)        473            5,571         16,437      10,562


----------------------------
(1) For an explanation of the determination of the number of shares used in computing per share amounts and the weighted average number of common stock outstanding, see Note 1 to the Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ALL DOLLAR AMOUNTS REFERRED TO IN THIS SECTION ARE IN THOUSANDS OF U.S. DOLLARS.

                                                     FORWARD-LOOKING INFORMATION

Statements in this report concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part I under the heading "Additional Risk Factors" and elsewhere in this report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

                                                                        OVERVIEW

Metrowerks designs, develops, markets and supports professional software programming tools. The Company's products are used primarily by professional software programmers, and by programmers in the academic community, to develop software application for a variety of platforms, including Windows 95 and Windows NT operating systems used by PCs; the Mac OS operating system used by the Macintosh and Power Macintosh computers; and for proprietary and multi-purpose real-time embedded operating systems. The Company derives substantially all of its revenue from a limited number of products. The Company's future revenue is substantially dependent upon the continued acceptance of its CodeWarrior products. The Company is also in the process of developing a number of new products and new versions of existing products and believes that its future revenue will depend upon the commercial success of these new products. There can be no assurance that the Company's new products will achieve market acceptance.

The Company also derives a significant portion of its revenue from product development agreements pursuant to which the Company receives payments from a third party for developing programming tools for a particular platform, operating system or programming language. The amount of revenue the Company receives from this particular source will depend upon the number of such agreements to which the Company is a party during such quarter and the timing of deliverables under such agreements. Further, there can be no assurance that the Company will be able to continue to enter into such development agreements in the future. The Company's product development efforts have also entailed significant research and development expenditures. In addition, to enhance its competitive position in the future, it will be necessary for the Company to broaden its product offerings. This objective may require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies. Furthermore, if the Company were unable to enter into new software development agreements in the future, the Company would, at a minimum, have to increase its internal research and development expenditures. These higher expense levels combined with fluctuations in revenue could affect the Company's quarterly and annual results and result in fluctuations in its operating results. The Company intends to continue to invest significant amounts in expanding its product line, and, accordingly, may continue to experience losses and volatility of revenue and operating results in future periods. The Company believes that the recent revenue growth rates should not be relied upon as an indication of revenue growth rates for future periods.

The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

On August 1, 1995, the Company adopted the United States dollar as its reporting currency, and the historical consolidated financial statements have been restated to present amounts in United States dollars.

                                                           RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of income as a percentage of revenue for the periods indicated.


                                                                           AS A PERCENTAGE OF REVENUE
                                                                              YEARS ENDED JULY 31,
                                                              ----------------------------------------------------
                                                               1993        1994       1995        1996       1997

Revenue, net                                                  100.0%      100.0%      100.0%     100.0%     100.0%

Cost of sales                                                  17.9        10.2        17.7       25.1       24.9

Product margins(1)                                             82.1        85.9        77.5       63.2       62.8

Operating expenses:
    Research and development                                  279.3        52.9        30.6       30.6       35.5
    Selling, administrative and technical support             118.5        51.6        45.7       43.5       44.3
    Depreciation of property and equipment                      7.1         3.2         3.0        3.3        6.3
    Non-recurring charge                                          -           -           -          -       23.5
         Total operating expenses                             404.9       107.7        79.3       77.4      109.6

Operating income (loss) from operations                      (322.8)      (17.9)        3.0       (2.5)      (34.5)
Other income:
    Interest income and other                                   2.7         1.7         1.9        3.5         1.8

Net earnings (loss)                                          (320.1)%     (16.2)%       4.9%       1.0%      (32.7%)


(1)  Product margins are based on product revenues and costs of product sales only.

                                                                         REVENUE

The Company recognizes revenue from the sale of its products upon the later of shipment or the satisfaction of all significant Company obligations. All revenue is derived from unaffiliated customers. Product returns are estimated and provided for at the time of sale. Such return allowances as a percentage of revenue have varied significantly over recent years and periods, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects return allowances will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors activities of its distributors in an effort to minimize excessive returns and establishes its return allowances based on its estimates of expected returns. While historically the Company's returns have been within expectations, the establishment of return allowances requires judgments regarding such factors as future competitive conditions and product acceptance, which can be difficult to predict.

The Company also derives revenue from product development agreement fees. Product development agreement fees related to software development are recognized on a percentage of completion over the term of the contract, and are included in revenue in the income statement.

Total revenue, a substantial portion of which has been derived from sales of the Company's CodeWarrior professional programming tools, increased from $5,143 in fiscal 1995 to $10,619 in fiscal 1996 and increased 72% in fiscal 1997 to

$18,293. The increase in total revenue in fiscal 1996 was due primarily to increased product sales of CodeWarrior for Mac OS as our subscriber base increased from approximately 20,000 registered users at July 31, 1995 to 50,000 users at July 31, 1996. In fiscal 1997, product revenues increased $5,222 from $8,356 in fiscal 1996 to $13,578 in fiscal 1997. The increase in product revenues in fiscal 1997 is due primarily to the introduction of new products in the embedded systems market. In fiscal 1997, the Company launched CodeWarrior for PalmPilot, CodeWarrior for Sony PlayStation and CodeWarrior for PowerPC Embedded Systems. All three products contributed significantly to the increase in product revenue for fiscal 1997. In addition, the Company saw an increase in sales of desktop products as we added CodeWarrior hosted on Windows 95 and Windows NT to our product list. In particular, academic sales increased from fiscal 1996 to fiscal 1997 as universities adopted CodeWarrior for its multi-language, cross-platform development capabilities. The Company's subscriber base increased to over 100,000 registered users at July 31, 1997.

In 1996, alliances with new partners such as Microsoft, Sony and Motorola resulted in an increase in product development agreement revenues of $1,650 from $613 in fiscal 1995 to $2,263 in fiscal 1996. Product development agreement revenues increased to $4,715 in fiscal 1997, an increase of 108%. The increase was the result of new product development agreements in fiscal 1997, including partnerships with NEC, Motorola, Microsoft and Microware.

                                                COST OF SALES AND PRODUCT MARGIN

Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, amortization of capitalized research and development costs, royalties and shipping expenses. Costs associated with product development agreement revenues are included in research and development expenses and are not separately identified and approximate revenue. Cost of sales increased from $910 in fiscal 1995 to $2,664 in fiscal 1996 and increased 71% to $4,563 in fiscal 1997, representing 22%, 37% and 37% of product revenue, respectively. The increase in cost of sales as a percentage of product revenue from fiscal 1995 to fiscal 1996 resulted from royalty payments paid by the Company in 1996 which did not exist in 1995. Margins were also adversely affected by increased sales of hardware, such as General Magic Inc.'s Magic Cap Communicator and the 3Com PalmPilot, which have lower margins than software products. Cost of sales as a percentage of product sales remained flat from fiscal 1996 to fiscal 1997. The Company changed its production and fulfillment operations in fiscal 1997 by bringing in-house all packaging, fulfillment and shipping operations. The effects of this adjustment were not felt until the fourth quarter of fiscal 1997 when cost of sales, as a percentage of product sales, decreased to 21%.

                                                              OPERATING EXPENSES

Selling, administrative and technical support costs increased from $2,348 in fiscal 1995 to $4,622 in fiscal 1996 and increased 75% to $8,109 in fiscal 1997, representing 46%, 44% and 44% of total revenue, respectively. The increases in 1996 and 1997 resulted from the Company's focus on developing the infrastructure necessary to provide support for the Company's growth and expansion into new markets. These costs are primarily personnel related, as the Company's selling, administrative and technical support headcount has increased from 21 at July 31, 1995 to 60 at July 31, 1996 and to 77 at July 31, 1997, with the majority of the increase in headcount between 1995 and 1996 having occurred in the later part of 1996.

Depreciation costs increased from $155 in fiscal 1995 to $355 in fiscal 1996 and increased 225% to $1,154 in fiscal 1997, representing 3%, 3%, and 6% of total revenue, respectively. The increase in 1997 resulted from significant investments in property and equipment necessary to provide support for the Company's personnel growth during these periods.

Research and development costs increased from $1,574 in fiscal 1995 to $3,250 in fiscal 1996 and increased 100% to $6,486 in fiscal 1997, representing 31%, 31% and 35% of total revenue, respectively. Research and development expenditures consisted primarily of personnel-related costs. Increases in expenses were due primarily to the growth of the Company's research and development team required to expand and enhance the Company's product line. The Company's research and development headcount increased from 36 at July 31, 1995 to 65 at July 31, 1996 and to 90 at July 31, 1997.

                                                            NON-RECURRING CHARGE

The Company recorded a non-recurring charge of $4,297 in the quarter ended April 30, 1997 related to the write-off of certain assets associated with the Mac OS. The decision to record this charge was based on the significant decline in sales of Mac OS-related products. In 1997, the Company accelerated its diversification efforts to focus on the Windows and embedded systems markets and believed that the Mac OS-related assets were significantly impaired.

                                                      PROVISION FOR INCOME TAXES

As a result of accumulated operating losses, the Company did not record any provisions for income taxes in 1995, 1996 or 1997. As of July 31, 1997, the Company had net operating loss carryforwards of approximately $4,670, which begin to expire in 2000. If the Company records profits in future periods, such losses may reduce the amount of taxes payable.

                                                 LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At July 31, 1997 the Company has cash and cash equivalents of $5,042 and no long-term debt. Metrowerks has working capital of approximately $7,516 at July 31, 1997 compared to $13,519 at July 31, 1996.

In fiscal 1996 and 1997, the Company's operating activities consumed cash of approximately $1,405 and $2,867, respectively. In both fiscal 1996 and 1997, the primary cause of the use in cash from operations was the increase in receivables resulting from increased sales and increased use of third party distributors. In fiscal 1997, the Company's net loss of $5,975 included a non-cash charge of $4,297 related to the write-off of certain assets as described above.

The Company has made significant investments in technology in both fiscal 1996 and 1997 and had cash expenditures of $1,599 and $2,385, respectively, for property and equipment. Total cash used for investment activities was $2,604 and $3,689, in fiscal 1996 and 1997, respectively.

In March 1996, the Company completed an offering of 1,000,000 common shares for net proceeds of $10,341 to obtain the financial resources needed for execution of its expansion into the embedded systems, Windows and Java markets. Total cash provided by financing activities was $10,761 and $100 in fiscal 1996 and 1997, respectively.

The Company currently anticipates that existing funds together with anticipated cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. To the extent that these sources of funds are insufficient to meet these requirements, the Company will be required to raise additional funds. Possible sources of financing include the sale of equity securities or borrowings from banks. The sale of additional equity or convertible debt securities could be dilutive. There can be no assurance that the Company will be able to obtain financing on commercially reasonable terms, if at all, in the future.

ITEM 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

See "Index to Consolidated Financial Statements" on F-1 for a listing of the consolidated financial statements filed with this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                                                       PART III.

ITEM 10.  Directors and Executive Officers of the Registrant

The directors of the Company, and certain information about them as of July 31, 1997, are as follows:


                                                                                                 PRINCIPAL OCCUPATION
          NAME AND OFFICE                                 DIRECTOR SINCE                         FOR PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------------------------------

JEAN BELANGER                                             January 1, 1990             Chairman and Chief Executive Officer of the
Director, Chairman of the Board & CEO                                                 Company; prior to July 1996, Chairman of the
                                                                                      Board of the Company

GREG GALANOS(2)(3)                                        January 1, 1990             President and Chief Technology Officer of the
Director, President & Chief Technology Officer                                        Company; prior to July 1996, President and
                                                                                      Chief Executive Officer of the Company

DAVID PERKINS                                             June 29, 1995               Senior Vice President, Sales and Business
Director, Senior VP Sales & Business Development                                       of the Company; from May 1995
                                                                                      to July 1996, Vice President, Finance and
                                                                                      Chief Financial Officer of the Company; from
                                                                                      October 1991 to April 1995, Partner, Coopers &
                                                                                      Lybrand

STEPHEN LOCKYER(1)(2)(3)(4)                               May 4, 1992                 President of Cornwallis Financial Corporation,
Director                                                                              a financial services company

TOM WOODS(1)(4)                                           January 30, 1996            Managing Director, CIBC Wood Gundy Securities
Director                                                                              Inc., a securities dealer

GEOFF BEATTIE(1)(4)                                       October 28, 1996            Partner, Tory Tory DesLauriers & Binnington,
Director and Secretary                                                                a law firm

PETER TOLNAI(1)(2)(4)                                     August 21, 1997             President of Orchard Capital Group, Inc., a
Director                                                                              private equity investment fund; from January
                                                                                      1995 to March 1997, Vice President of Citibank
                                                                                      Canada; prior to January 1995, Managing
                                                                                      Director, Clairvest Group Inc.
------------------------------------------------------------------------------------------------------------------------------------


(1) Member of the Company's Audit Committee.
(2) Member of the Company's Stock Option Committee.
(3) Member of the Company's Compensation Committee.
(4) Member of the Company's Corporate Governance and Nominating Committee.

The executive officers of the Company, and certain information about them as of July 31, 1997, are as follows:

------------------------------------------------------------------------------------------------------------------------------------


NAME                 AGE               POSITION WITH THE COMPANY
Jean Belanger        43      Chairman, Chief Executive Officer & Director

Greg Galanos         39      President, Chief Technology Officer & Director

David Perkins        35      Senior Vice President, Sales & Business Development & Director

Berardino Baratta    27      Vice President, Research and Development

John Cheuck          29      President, Metrowerks Co., Ltd., Japanese Subsidiary

Dave Mark            39      Vice President, Discover/Academic Products

James Walker         28      Vice President, Operations

Jim Welch            31      Vice President, Finance & Chief Financial Officer

------------------------------------------------------------------------------------------------------------------------------------


Jean Belanger became Chairman of Metrowerks in 1989 and joined the Company full-time in that capacity in 1991. Mr. Belanger earned an M.Sc. (Finance) from the London School of Economics and a B.Comm. from the University of Ottawa, and is a Chartered Accountant. Mr. Belanger is located in Austin, Texas.

Greg Galanos founded Metrowerks in 1985. Mr. Galanos is President and Chief Technology Officer of the Company. Mr. Galanos oversees the Company's research and development efforts. Mr. Galanos earned an M.Sc. (Computer Science) from the University of Quebec at Montreal. Mr. Galanos is located in Cupertino, California.

David Perkins joined Metrowerks in May 1995, as Vice President, Finance and Chief Financial Officer. Mr. Perkins was appointed Senior Vice President, Sales and Business Development in 1997. Prior to joining Metrowerks, Mr. Perkins was an audit partner with Coopers & Lybrand. Mr. Perkins earned a B.Comm. from McGill University and is a Chartered Accountant. Mr. Perkins is located in Austin, Texas.

Berardino Baratta is Vice President, Research and Development. Mr. Baratta joined Metrowerks in 1992 and played an essential role in the early stages of development of CodeWarrior development tools, the Company's flagship product line. Mr. Baratta earned a B.Eng. from McGill University. Mr. Baratta is located in Austin, Texas.

John H.M. Cheuck is President, Metrowerks Co., Ltd. (Tokyo) and leads the companies efforts in the Asian region with a focus on the Japanese market. Mr. Cheuck holds a B.A.Sc. (Systems Design Engineering) from the University of Waterloo and an M.B.A. from the Japan America Institute of Management Science/University of Hawaii. Mr. Cheuck is located in Tokyo, Japan.

Dave Mark is Vice President, Discover/Academic Products. Mr. Mark joined Metrowerks in 1995. Mr. Mark has written more than a dozen books on programming and programming-related topics. He has a BS (Math) from Carnegie-Mellon University and an M.Sc. in Computer Science and Computer Engineering from Stanford University. Mr. Mark is located in Washington, DC.

James Walker is Vice President, Operations. Prior to joining Metrowerks in January 1997, Mr. Walker was a Manager with Price Waterhouse in Dallas. He is a CPA and earned his B.S. from Kansas State University. Mr. Walker is located in Austin, Texas.

Jim Welch is Vice President, Finance and Chief Financial Officer. Before joining Metrowerks in June 1996, Mr. Welch was a Senior Manager at Coopers & Lybrand in Austin. He is a CPA and earned his B.B.A. from The University of Texas at Austin. Mr. Welch is located in Austin, Texas.

ITEM 11.  Executive Compensation

The following table sets forth certain summary information concerning the compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the fiscal years ended July 31, 1997, 1996, and 1995 by the Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, collectively the "Named Executive Officers."

                                                                         OTHER ANNUAL   SECURITIES UNDER
   NAME                        YEAR    SALARY (US$)     BONUS (US$)      COMPENSATION       OPTIONS
                                                                           GRANTED      SHARE UNITS (US$)
-----------------------------------------------------------------------------------------------------------------------------------
Jean Belanger,                 1997      118,615            0                  0            15,000
Chairman of the Board          1996      106,498            0                  0                 0
& CEO                          1995      100,868            0                  0                 0

Greg Galanos,                  1997      118,615            0                  0            15,000
President &                    1996      106,498            0                  0            15,000
Chief Technology Officer       1995      100,868            0                  0            15,000

David Perkins,                 1997      118,615            0                  0            20,500(4)
Senior VP, Sales &             1996      106,498            0                  0            15,000
Business Development           1995(1)    25,000            0                  0            50,000

John Cheuck,President,         1997(2)   146,667            0             27,500            30,000(5)
Metrowerks Co., Ltd.

Dave Mark,Vice President,      1997       80,000       40,000                  0             8,500(6)
Discover/Academic Products     1996(3)    63,333       25,000                  0             32,500

------------------------------------------------------------------------------------------------------------------------------------

(1) Three month period
(2) Eleven month period.
(3) Eleven month period.
(4) 7,500 of these options were originally granted in the financial year ended July 31, 1996 at an exercise price of US$12.20 (C$17.00) and were repriced during the financial year ended July 31, 1997 by reducing the exercise price to US$7.00 (C$9.75). The remainder of these options were granted at an exercise price of US$10.70 (C$14.90) (as to 5,500) and at an exercise price of US$8.50 (C$11.85) (as to 7,500) and were repriced by reducing the exercise price to US$7.00 (C$9.75) during the financial year ended July 31, 1997.
(5) These options were granted at an exercise price of US$10.70 (C$14.90) and were repriced by reducing the exercise price to US$7.00 (C$9.75) in both cases during the financial year ended July 31, 1997. (6) 3,500 of these options were granted at an exercise price of US$10.70 (C$14.90) and were repriced by reducing the exercise price to US$7.00 (C$9.75) in both cases during the financial year ended July 31, 1997.
(6) 3,500 of these options were granted at an exercise price of US$10.70 (C$14.90) and were repriced by reducing the exercise price to US$7.00 (C$9.75) in both cases during the financial year ended July 31, 1997.

OPTIONS GRANTED DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

For the purposes herein, a change in the exercise price of an outstanding option is considered to be a grant of a new option. Accordingly, the following table sets forth the individual grant of stock options as well as grants resulting from the repricing of certain stock options which occurred during the fiscal year ending July 31, 1997 to the Named Executive Officers.


                                                                                                            POTENTIAL REALIZABLE
                                                                                                              VALUE AT ASSUMED
                                                                                                               ANNUAL RATES OF
                                             % OF TOTAL OPTIONS                                                  STOCK PRICE
                       SECURITIES UNDER     GRANTED TO EMPLOYEES    EXERCISE OR BASE                           APPRECIATION FOR
NAME                OPTIONS GRANTED (#)(1)  IN FINANCIAL YEAR(2)  PRICE (US$/SECURITY)  EXPIRATION DATE         OPTION TERMS(5)
                                                                                                              $US            $US
------------------------------------------------------------------------------------------------------------------------------------

Jean Belanger            7,500                    0.9                  11.75              Sept. 16/01        24,347          53,801
                         7,500                    0.9                   9.35              Feb. 14/02         19,374          42,812

Greg Galanos             7,500                    0.9                  11.75              Sept. 16/01        24,347          53,801
                         7,500                    0.9                   9.35              Feb. 14/02         19,374          42,812

David Perkins            7,500(3)                 0.9                   7.00              June 6/01          14,505          32,052
                         5,500(4)                 0.7                   7.00              Sept. 16/01        10,637          23,505
                         7,500(3)                 0.9                   7.00              Feb. 14/02         14,505          32,052

John Cheuck             30,000(4)                 3.6                   7.00              Sept. 16/01        58,019         128,207

Dave Mark                3,500(4)                 0.4                   7.00              Sept. 16/01         6,769          14,957
                         5,000                    0.6                   5.06              April 24/02         6,990          15,446
------------------------------------------------------------------------------------------------------------------------------------

(1) Options granted are for common stock of the Company. These Options vest at the rate of one-third per year after each of the three years following the grant. The Options have a maximum term of 5 years. No financial assistance is provided by the Company for the purchase of common stock on the exercise of options.
(2) Based on total option grants/repricings of 837,050.
(3) Granted in fiscal 1996 and repriced in fiscal 1997.
(4) Granted and repriced in fiscal 1997.
(5) Potential realizable value is based on the assumption that common stock of the Company appreciated the annual rate shown (compounded annually) from the date of grant until the expiration of the five-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's estimate of future price growth.


AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION VALUES

The following table sets forth the total number of securities underlying unexercised options of the Named Executive Officers and their dollar value during the financial year ended July 31, 1997 to the Named Executive Officers exercised stock options during the fiscal year ended July 31, 1997.


                     SECURITIES                          UNEXERCISED OPTIONS       VALUE OF UNEXERCISED IN-THE-MONEY
NAME                 ACQUIRED ON   AGGREGATE VALUE          AT FY-END (#)                OPTIONS AT FY-END (1)
                     EXERCISE (#)   REALIZED ($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------

Jean Belanger             0            N/A              0               15,000                 0               0

Greg Galanos              0            N/A              0               15,000                 0               0

David Perkins             0            N/A              55,000          23,000        US$239,080       US$14,600
                                                                                      (C$332,750)      (C$20,500)

John Cheuck               0            N/A              0               30,000                 0               0

Dave Mark                 0            N/A              10,833          30,167         US$31,912       US$72,450
                                                                                       (C$44,415)     (C$100,835)
------------------------------------------------------------------------------------------------------------------------------------


(1) Based on a closing stock price of US$6.70 (C$9.35) per common stock on July 31, 1997, the last day the common stock were traded prior to the Company's 1997 financial year end.

STOCK OPTION PLAN

The current stock option plan of the Company (the "Plan") was adopted by the Board of Directors on June 21, 1995, was approved by the shareholders of the Company at the annual general meeting of shareholders held on October 26, 1995 and was amended by resolution of the shareholders of the Company at the annual and special meeting of shareholders held on October 28, 1996 to increase the number of Shares reserved for issuance under the Plan by 1,000,000 Shares to 2,600,000 Shares. The Plan will terminate in June, 2005. As of July 31, 1997, there were currently outstanding under the Plan options to purchase a total of 1,166,267 Shares, representing approximately 9% of the issued and outstanding Shares on a fully-diluted basis.

The Plan provides that options may be granted to the Company's employees, officers, directors, or consultants, based on the eligibility criteria set out in the Plan. Under the Plan, the Company may grant either ISOs or Non-ISOs. An ISO is defined in the Plan as an "incentive stock option", as such term is defined in section 422 of the United States Internal Revenue Code of 1986, as amended from time to time (the "Code") and is therefore subject to favorable tax treatment under the Code. A Non-ISO is defined in the Plan as a stock option that is not an ISO and is therefore not subject to favorable tax treatment under the Code.

The options issued pursuant to the Plan will be exercisable at a price which is equal to the fair market value of the shares at the time the option is granted. So long as the Company is listed on a stock exchange or over the counter market and the optionee does not own more than 10% of the total voting power of all classes of shares of the Company or an affiliate of the Company, fair market value will be determined as the closing market price for the Shares of the Company on the Canadian stock exchange which is the principal trading market for the Shares, as determined by the Committee, on the day immediately preceding the date of grant.

Options under the Plan are granted for a term not to exceed ten years, but generally have five year terms from the date of their grant and subject to certain exceptions in the Plan relating to the death or disability of the Optionee, the options are non-assignable and non-transferable. The Committee has full discretion to impose a vesting schedule on the options issued pursuant to the Plan.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company currently has no employment contracts with any Named Executive Officers. The Company also has no compensatory plans or arrangements with such Named Executive Officers where the amounts to be paid exceed $100,000 and which are activated upon resignation, termination, retirement or upon a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Galanos serves on the Compensation Committee for the Board and is President and Chief Technology Officer of the Company. Mr. Galanos does not participate in any decisions regarding his compensation.

COMPENSATION OF DIRECTORS

Directors of the Company are able to participate in the Company's Stock Option Plan. To date, outside directors have been granted 5,000 options each. The directors are also reimbursed for their reasonable expenses in attending the meetings of the Board.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of July 31, 1997 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company (iii) each of the Named Executive Officers (as defined above) and (iv) all directors and officers as a group.

                                                                  Percentage
Name of Shareholder                            Number of Shares Ownership(1)(2)
--------------------------------------------------------------------------------
Jean Belanger(3)                                    1,980,239         17.2 %
Greg Galanos(4)                                     1,980,239         17.2 %
Stephen Lockyer(5)                                    506,517          4.4 %
Geoff Beattie(6)                                        5,667            *
Tom Woods(7)                                            3,667            *
David Perkins(8)                                       91,833            *
Dave Mark(9)                                           12,000            *
John Cheuck(10)                                        10,000            *

All executive officers as a group (10 persons)(11)  4,607,528         39.4 %
--------------------------------------------------------------------------------

*Less than 1% of the Company's outstanding common stock

(1) Applicable percentage ownership is based on 11,537,500 shares of common stock outstanding as of July 31, 1997 together with applicable options for such stock-holder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission (the "SEC") and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after July 31, 1997 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(2) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(3) Includes 2,500 shares subject to options exercisable within 60 days of July 31, 1997. Mr. Belanger is Chairman and Chief Executive Officer of the Company. Mr. Belanger's address is c/o Metrowerks Inc., 2201 Donley Dr., Suite 310, Austin, TX 78758.
(4) Includes 2,500 shares subject to options exercisable within 60 days of July 31, 1997. Mr. Galanos is President and Chief Technology Officer of the Company. Mr. Galanos' address is c/o Metrowerks Inc., 2201 Donley Dr., Suite 310, Austin, TX 78758.
(5) Includes 1,667 shares subject to options exercisable within 60 days of July 31, 1997. Mr. Lockyer is a director of the Company.
(6) Includes 1,667 shares subject to options exercisable within 60 days of July 31, 1997. Mr. Beattie is a director of the Company.
(7) Includes 1,667 shares subject to options exercisable within 60 days of July 31, 1997. Mr. Woods is a director of the Company.
(8) Includes 61,833 shares subject to options exercisable within 60 days of July 31, 1997. Mr. Perkins is the Company's Vice President, Sales and Business Development.
(9) All shares are subject to options exercisable within 60 days of July 31, 1997. Mr. Mark is the Company's Vice President, Discover and Academic Products.
(10) All shares are subject to options exercisable within 60 days of July 31, 1997. Mr. Cheuck is President, Metrowerks Co. Ltd.
(11) Includes an additional 17,366 shares subject to options exercisable within 60 days of July 31, 1997, held by executive officers not otherwise listed in this table.


ITEM 13.  Certain Relationships and Related Transactions

Mr. Geoff Beattie, a director of the Company, is a partner in the law firm of Tory Tory DesLauriers & Binnington of Toronto, which was retained by the Company during its last fiscal year. Total fees paid by the Company to the firm did not exceed five percent of such law firm's gross revenues for such law firm's last full fiscal year.

                                                                        PART IV.

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on 8-K

(a)  The following documents are filed as part of this report

     (1) Consolidated Financial Statements - See "Index to Consolidated Financial Statements" on F-1

     (2) Consolidated Financial Statement Schedule - See"Index to Consolidated Financial Statements" on F-1

     (3)  Exhibits

          The following exhibits are filed herewith:

            Exhibit Number     Exhibit Title

                3.1            Amended Articles of Incorporation of the Company

                3.2            By-Laws of Metrowerks

               10.1            Incentive Stock Option Plan and related
                                 agreements

               10.2            1995 Stock Option Plan and related agreements

               10.3            Lease agreement between the Company and Modular
                                 Power Facilities Limited Partnership

               10.4            401(K) Plan of the Company

               11              Statement Regarding Computation of Per Share
                                 Earnings

               21              List of Subsidiaries

               27              Financial Data Schedule

(b)  Reports on Form 8-K -

     None

                                        MANAGEMENT'S STATEMENT OF RESPONSIBILITY

The financial statements and other information contained in this Annual Report are the responsibility of Management. They have been prepared in accordance with generally accepted accounting principles and present fairly the consolidated financial position, results of operations and changes in financial position of the Company. Where necessary, Management has made informed judgements and estimates of the outcome of events and transactions, with due consideration given to materiality.

As a means of fulfilling its responsibility for the integrity of financial information included in this Annual Report, Management relies on the Company's system of internal control. This system has been established to ensure, within reasonable limits, that the assets are safeguarded, that transactions are properly recorded and executed in accordance with Management's authorization and that the accounting records provide a solid foundation from which to prepare the financial statements.

The Company's independent public accountants are responsible for auditing the financial statements and giving an opinion on them. As part of that responsibility, they review and assess the effectiveness of internal accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management emphasizes the need for constructive recommendations as part of the audit process.

The Board of Directors carries out its responsibility for the consolidated financial statements principally through its Audit Committee, consisting solely of outside directors, which reviews the financial statements and reports thereon to the Board. The Committee meets periodically with the independent public accountants and Management to review their respective activities and the discharge of their responsibilities. The independent public accountants have free access to the Committee, with or without Management, to discuss the scope of their audit, the adequacy of the system of internal control and the adequacy of financial reporting.

Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are carried out according to the highest standards of personal and corporate conduct. This responsibility is characterized in the code of business conduct which is publicized throughout the Company.

                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Metrowerks Inc.


                                    By:  /s/ Jean Belanger
                                         -------------------------------
                                         (Jean Belanger)
                                         Chairman & Chief Executive Officer
                                         Dated:  September 29, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on September 29, 1997.

NAME                 TITLE                                    DATE

/s/ Jean Belanger    Chairman & Chief Executive Officer       September 29, 1997
--------------------
   (Jean Belanger)


/s/ Greg Galanos     President & Chief Technology Officer     September 29, 1997
--------------------
    (Greg Galanos)


/s/ David Perkins    Senior VP, Sales & Business Development  September 29, 1997
--------------------
   (David Perkins)


/s/ Geoff Beattie    Director                                 September 29, 1997
--------------------
   (Geoff Beattie)


/s/ Stephen Lockyer  Director                                 September 29, 1997
--------------------
   (Stephen Lockyer)


/s/ Peter Tolnai     Director                                 September 29, 1997
--------------------
   (Peter Tolnai)


/s/ Tom Woods        Director                                 September 29, 1997
--------------------
   (Tom Woods)


/s/ Jim Welch        VP of Finance & Chief Financial Officer  September 29, 1997
--------------------
   (Jim Welch)    (Principal Financial and Accounting Officer)

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

   Report of Independent Accountants                               F-2
   Consolidated Balance Sheets as of July 31, 1995, 1996
     and 1997                                                      F-3
   Consolidated Statements of Operations for the years
      ended July 31, 1995, 1996 and 1997                           F-4
   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended July 31, 1995, 1996 and 1997             F-5
   Consolidated Statements of Cash Flows for the years
      ended July 31, 1995, 1996 and 1997                           F-6
   Notes to Consolidated Financial Statements                      F-7

Financial Statements Schedule:

   Report of Independent Accountants                               S-1

   Schedule II - Valuation and Qualifying Accounts                 S-2

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes, or other schedules.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Metrowerks Inc.

We have audited the accompanying consolidated balance sheets of Metrowerks Inc. and Subsidiaries (the "Company") as of July 31, 1995, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1995, 1996 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States and Canada.

/s/ COOPERS AND LYBRAND L.L.P.

COOPERS AND LYBRAND L.L.P.

Austin, Texas
August 25, 1997

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

ASSETS                                                 1995        1996        1997
                                                     -------      -------     -------
Current assets:
    Cash and cash equivalents                        $ 4,746      $11,498     $ 5,042
    Accounts receivable, net                             560        2,838       5,027
    Inventories                                           64          254         302
    Income and other taxes recoverable                   237          224         295
    Prepaid expenses and other current assets            198          573         456
                                                     -------      -------     -------
            Total current assets                       5,805       15,387      11,122

Property and equipment, net (Note 3)                     357        1,716       3,046
Software development costs, net of accumulated
  amortization of $83, $358 and $-0-, respectively       472        1,202           -
                                                     -------      -------     -------
            Total assets                             $ 6,634      $18,305     $14,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $   493      $ 1,129     $ 1,913
    Accrued liabilities (Note 4)                         487          550       1,498
    Deferred revenue                                      83          189         195
                                                     -------      -------     -------
    Total current liabilities                          1,063        1,868       3,606

Commitments (Note 7)                                       -            -           -

Stockholders' equity:
  Capital stock (Note 5)
    Preferred stock, Class A and B, no par
     value, unlimited as to number; none
     outstanding
    Common Stock, no par value, unlimited as to
     number; 11,537,500 shares issued and
     outstanding (1996-11,496,983;
     1995-8,177,233)                                   2,221       17,446      17,596
    Special Warrants, none issued (1995-2,000,000;
     1996-0)                                           4,464            -           -

  Accumulated deficit                                 (1,114)      (1,009)     (6,984)
  Cumulative translation adjustment                        -            -         (50)
                                                     -------      -------     -------
  Total stockholders' equity                           5,571       16,437      10,562
                                                     -------      -------     -------
            Total liabilities and stockholders'
              equity                                  $6,634      $18,305     $14,168


Signed on behalf of the Board of Directors

/s/ Jean Belanger          /s/ Jim Welch

Jean Belanger                   Jim Welch
   Director                  Vice President,
                             Finance & Chief
                            Financial Officer

The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                      1995             1996        1997
                                                                     ------          -------      -------
Revenue, net (Note 10)                                               $5,143          $10,619      $18,293

Cost of sales (Note 1)                                                  910            2,664        4,563

Operating expenses
 Research and development                                             1,574            3,250        6,486
 Selling, administrative and technical support                        2,348            4,622        8,109
 Depreciation of property and equipment                                 155              355        1,154
 Non-recurring charge (Note 2)                                            -                -        4,297
                                                                     -------         -------      -------
   Total operating expenses                                           4,077            8,227       20,046

Earnings (loss) from operations                                         156             (272)      (6,316)

Other income:
 Interest income and other                                               98              377          341
                                                                     -------         -------      -------
Net earnings (loss)                                                  $  254          $   105      $(5,975)

Net earnings (loss) per common and common equivalent share            $0.03          $  0.01       $(0.52)

Weighted average number of common shares and common
equivalent shares outstanding                                         7,956           10,620       11,523


The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                           Common Stock               Special Warrants                      Cumulative    Total
                                      ----------------------      -------------------------   Accumulated  Translation Stockholders'
                                       Shares        Amount         Shares          Amount       Deficit    Adjustment    Equity
                                      ---------     --------      -----------     ---------   -----------  ----------- ------------

Balance at August 1, 1994             7,823,433      $ 1,855               -       $     _       $(1,368)     $   -      $   487
  Issuance of common stock              353,800          366               -             -             -          _          366
  Issuance of special warrants                -            -       2,000,000         4,464             -          -        4,464
  Net earnings                                -            -               -             -           254          -          254
                                     ----------       ------      ----------       -------       -------      -----       ------
Balance at July 31, 1995              8,177,233        2,221       2,000,000         4,464        (1,114)         -        5,571
  Conversion of special warrants      2,000,000        4,464      (2,000,000)       (4,464)            -          -            -
  Issuance of common stock            1,319,750       10,761               -             -             -          -       10,761
  Net earnings                                -            -               -             -           105          -          105
                                     ----------       ------      ----------       -------       -------      -----       ------
Balance at July 31, 1996             11,496,983       17,446               -             -        (1,009)         -       16,437
  Issuance of common stock               40,517          150               -             -             -          -          150
  Foreign currency translation
    adjustment                                -            -               -             -             -        (50)         (50)
  Net loss                                    -            -               -             -        (5,975)         -       (5,975)
                                     ----------       ------      ----------       -------       -------      -----       ------
Balance at July 31, 1997             11,537,500  $    17,596               -       $     -       $(6,984)     $ (50)     $10,562

The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)


                                                                      1995         1996       1997
                                                                      ----         ----       ----
Cash flows from operating activities:
 Net earnings (loss)                                                  $  254      $   105    $(5,975)
 Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
 Depreciation of property and equipment                                  155          355      1,154
 Amortization of software development costs                               83          275        289
 Loss on sale of property and equipment                                    4            -          -
 Non-recurring charge (Note 2)                                             -            -      4,297


Changes in assets and liabilities:
  Accounts receivable                                                   (246)      (2,278)    (3,911)
  Inventories                                                            (54)        (190)      (406)
  Income and other taxes receivable                                     (142)          13        (71)
  Prepaid expenses and other assets                                     (116)        (375)       117
  Accounts payable                                                       323          521        685
  Accrued liabilities                                                    420           63        948
                                                                      ------      -------    -------
  Deferred revenue                                                        83          106          6
   Net cash provided by (used in) operating activities                   764       (1,405)    (2,867)

Cash flows from investing activities:
 Additions to property and equipment                                    (296)      (1,599)    (2,385)
 Software development costs capitalized                                 (422)      (1,005)      (833)
 Proceeds on sale of property and equipment                               90            -          -
 Acquired in-process research and development                              -            -       (471)
                                                                      ------      -------    -------
   Net cash used in investing activities                                (628)      (2,604)    (3,689)

Cash flows from financing activities:
 Net proceeds from issue of common stock net of issuance costs
   of $1,504 in 1996                                                       -       10,341          -
 Net proceeds from issue of special warrants                           4,464            -          -
 Proceeds from exercise of stock options                                 366          420        150
 Repayment of long-term debt                                            (987)           -          -
 Foreign currency translation adjustment                                   -            -        (50)
                                                                      ------      -------    -------
   Net cash provided by financing activities                           3,843       10,761        100

Increase (decrease) in cash and cash equivalents                       3,979        6,752     (6,456)
Cash and cash equivalents at beginning of year                           767        4,746     11,498
                                                                      ------      -------    -------
Cash and cash equivalents at end of year (Note 1)                     $4,746      $11,498    $ 5,042
Non-cash investing and financing activities:
  Accrued property and equipment                                      $   19      $   115    $    99

The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)



 1.  Summary of Significant Accounting Policies:

     Basis of Presentation

     These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("USGAAP") and in Canada ("Canadian GAAP").

     Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Metrowerks Corporation, a Texas corporation, which was formed in June 1994, and Metrowerks Co. Ltd., a Japanese corporation, which was formed in October 1996. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition

     Product revenue, which consists of sales to distributors and from corporate license programs, is recognized when the related products are shipped, when no significant vendor obligations remain, and collection of the receivable, net of provisions for estimated future returns, is probable. The allowance for estimated future returns was $248, $275 and $1,192 at July 31, 1995, 1996 and 1997, respectively. Allowances for estimated future software updates are provided for in the same period as the related revenue. The allowance at July 31, 1997 includes approximately $917 from the provision for promotional and inventory related costs taken in the quarter ended April 30, 1997 (see Note 2).

     Product development agreement revenue is recognized on a percentage of completion basis.

     Cost of Sales

     Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, amortization of capitalized research and development costs, royalties and shipping expenses. Cost associated with product development agreement revenues are included in research and development expenses and are not separately identified and approximate revenue.

     Cash and Cash Equivalents

     The Company considers investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. All of the Company's cash equivalents consist principally of government guaranteed instruments and are reported at cost which approximates fair market value.

     Credit Risk

     The Company performs ongoing credit reviews of all its customers and records an allowance for doubtful accounts receivable when accounts are determined to be uncollectible. The allowance for doubtful accounts at July 31, 1995, 1996 and 1997 was $9, $9 and $75, respectively.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)


1.   Summary of Significant Accounting Policies, continued:

     Inventories

     Inventories, consisting of product documentation, magnetic media and hardware are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

     Software Development Costs

     Research and development expenditures are charged to operations as incurred. The Company capitalizes certain software development costs subsequent to the establishment of technological feasibility, if material. In addition, the Company periodically reviews its software development costs to access net realizable value. Any impairments are recognized in operating results when a permanent diminution in value occurs. Based on the Company's product development process, technological feasibility is established upon completion of a working model. In fiscal 1997, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

     For the years ended July 31, 1995, 1996 and 1997, amortization expense amounted to $83, $275 and $289, respectively.

     Research and software development costs are reduced by investment tax credits.

     Property and Equipment

     Purchased property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:


     Office equipment          5 years
     Computer equipment      2-5 years
     Software                  3 years

     The Company provides for depreciation of leasehold improvements over the term of the related lease. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposotion of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operations.

     Deferred Revenue

     Deferred revenue consists of amounts received in advance for product, documentation, magnetic media and development services to be delivered in future periods.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)


1.   Summary of Significant Accounting Policies, continued:

     Foreign Currency Translation

     The financial statements of the parent company and its non-U.S. subsidiaries have been translated into U.S. dollars in accordance with the FASB Statement No. 52, "Foreign Currency Translation." Monetary asset and liability amounts have been translated using the exchange rates in effect at the applicable year end. Inventories, property, and non-monetary asset and liability amounts have been translated at historical exchange rates. Income statement amounts have been translated using the weighted average ex change rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of Stockholders' Equity. Currency transaction gains or losses are immaterial for all periods presented.

     Effective August 1, 1995, the Company changed its reporting currency from Canadian dollars to U.S. dollars. The consolidated financial statements at July 31, 1995 have been restated as if the U.S. dollar had always been the currency of measurement.

     Federal Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method requires that deferred taxes be computed annually utilizing the liability method and adjusted when new tax laws or rates are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded no income tax expense in 1995, 1996 or 1997, and has provided a full valuation allowance to reduce the net deferred tax asset to $-0- because the realization of tax benefits associated with net operating loss carryforwards is not assured (see Note 9).

     Advertising Costs

     Advertising costs are expensed as incurred. For the years ended
 July 31, 1995, 1996 and 1997, advertising expense amounted to $498, $1,179 and $1,865, respectively. Advertising expense consists of costs from catalog advertising, trade journal advertising, mass mailings and various other promotional items.

     Net Earnings (Loss) Per Common Share

     The net earnings (loss) per common share is calculated by using the weighted average number of common shares and common share equivalents outstanding during the year.

     Fair Value of Financial Instruments

     The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and are accounted for on a historical cost basis, which, due to the nature of these financial instruments approx-imates fair value at July 31, 1995, 1996 and 1997.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)


1.   Summary of Significant Accounting Policies, continued:

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year financial statement items have been reclassified to conform to the current year presentation.

 2.  Non-Recurring Charge:

     The Company recorded a non-recurring charge of $4,297 for the quarter ended April 30, 1997 related to the write-off of certain assets associated with Apple Computer's Macintosh Operating System ("Mac OS"). The decision to record this charge was based on the significant decline in sales of Mac OS related products. The Company had accelerated its diversification efforts to focus on the Windows and embedded systems markets and believed that the Mac OS related assets were significantly impaired.

     The components of the write-off were as follows:

          Software development costs              $1,746
          Provision for promotional and
            inventory related costs                1,722
          Write-off of inventories                   358
          Acquired in-process research and
            development                              471
                                                  ------
                 Total                            $4,297


     The $1,746 write-off of software development costs relates to previously capitalized Mac OS IDE development costs. The provision for accounts receivable primarily relates to promotional costs in assisting distributors and retail outlets in selling Mac OS related products already existing in the distribution channel. The write-off of inventories relates to Mac OSinventory on-hand as of quarter ended April 30, 1997. The write-off of acquired in-process research and development relates to the purchase of substantially all of the assets of a software company. The assets of the software company acquired will be developed to assist in porting Mac OS applications to Apple's next generation operating system, Rhapsody. At the time of acquisition, technological feasibility had not been reached.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


3.   Property and Equipment:

     Property and equipment consist of the following:


                                                        July 31, 1995
                                                -----------------------------
                                                         Accumulated
                                                 Cost    Amortization    Net
                                                ------   ------------  ------
    Office equipment                            $   63      $   20     $   43
    Computer equipment                             440         170        270
    Software                                        60          18         42
    Leasehold improvements                           7           5          2
                                                ------      ------     ------
                                                $  570      $  213     $  357

                                                        July 31, 1996
                                                -----------------------------
                                                         Accumulated
                                                 Cost    Amortization    Net
                                                ------   ------------  ------

    Office equipment                            $  464      $   62     $  402
    Computer equipment                           1,288         403        885
    Software                                       505          91        414
    Leasehold improvements                          17           2         15
                                                ------      ------     ------
                                                $2,274      $  558     $1,716

                                                        July 31, 1997
                                                -----------------------------
                                                         Accumulated
                                                 Cost    Amortization    Net
                                                ------   ------------  ------

    Office equipment                            $1,336      $  265     $1,071
    Computer equipment                           2,372       1,077      1,295
    Software                                       798         306        492
    Leasehold improvements                         275          87        188
                                                ------      ------     ------
                                                $4,781      $1,735     $3,046


4.   Accrued Liabilities:


                                                  1995          1996     1997
                                                ------        ------   ------
    Accrued compensation and related costs      $   93        $  241   $  550
    Professional fees                              302           115      250
    Provision for costs of software updates         67            59      169
    Royalties                                        -            47      113
    Other                                           25            88      416
                                                ------        ------   ------
                                                $  487        $  550   $1,498

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

5.   Capital Stock:

     Preferred Stock

     The Class A preferred shares are non-voting, non-cumulative preferred shares, redeemable at the option of the Company or the holder at their stated amount. Dividends on Class A shares, having priority over all other classes of shares may be paid at the discretion of the Board of Directors up to a maximum of 10% of the stated capital.

     The terms of the Class B preferred shares will be determined by the Board of Directors at the time of issuance of the shares.

     As of July 31, 1997, there were no issued Class A or Class B preferred shares.

     Stock Option Plan

     The Company maintains an incentive stock option plan ("Plan") for the benefit of directors, officers and employees. The exercise price of the incentive stock option is the fair market value of the shares as at the date of the grant. Stock options generally become vested ratably over a three-year period.

     Stock options outstanding were as follows:

                                                                                                               Weighted-average
                                                                                            Weighted-average   Fair Value Granted
                                                                                  Options    Exercise Price    During the Period
                                                                                 --------   ----------------  --------------------
 Outstanding and exercisable balance at August 1, 1994                            497,000        $ 1.53
  Granted                                                                         348,750          2.66          $        -
  Exercised                                                                      (153,800)         2.15
  Canceled                                                                        (79,000)          1.61

 Outstanding and exercisable balance at July 31, 1995                             612,950          2.15
  Granted                                                                         443,050          9.64                3.00
  Exercised                                                                      (317,250)         1.83
  Canceled                                                                       (124,600)         5.65

 Outstanding and exercisable balance at July 31, 1996                             614,150          7.01
  Granted                                                                         758,500          9.49                1.80
  Exercised                                                                       (40,517)         3.70
  Canceled                                                                       (165,866)         8.50

 Outstanding and exercisable balance at July 31, 1997                           1,166,267


METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


5.   Capital Stock, continued:

     Stock Option Plan, continued

     The Company has applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for the Plan. Accordingly, no compensation expense has been recognized for the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the Company's net earnings (loss) would have changed to the pro forma amounts, indicated below:

                                                  July 31, 1996   July 31, 1997
                                                  -------------   -------------
  Net earnings (loss) - as reported                    $  105       $(5,975)
  Net earnings (loss) - pro forma                        (189)       (6,435)
  Net earnings (loss) per share - as reported            0.01         (0.52)
  Net earnings (loss) per share - pro forma             (0.02)        (0.56)

     The fair value of each option grant is estimated on the date of grant using an option-pricing model, the Black-Scholes model, with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of 6.06%, expected life of three years and volatility of 53.00%.

     The following table summarizes information about fixed stock options outstanding at July, 31, 1997:

                                       Options Outstanding and Exercisable
                                     ---------------------------------------
                                      Number Outstanding   Weighted-Average
                                       and Exercisable        Remaining
Range of Excessive Prices              at July 31, 1997    Contractual Life
-------------------------            -------------------  ------------------
$3.78 - $13.14                             408,267           4.3 years
$5.06 - $10.70                             758,000           4.7 years
                                         ---------
                                         1,166,267

     On July 17, 1997, the Company repriced 618,500 options to a price equal to 110% of the then market value. These options were repriced from a range of between $8.50 and $13.14 to $7.00.

6.   Employee Benefits:

     In January 1996, the Company established a 401(k) retirement savings plan (the "Plan") for all employees. All employees meeting minimum age requirements are eligible to enroll in the Plan after 250 hours of employment. The Company did not provide matching contributions to employee accounts for the years ended July 31, 1995, 1996 and 1997.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)


7.   Commitments:

     The Company leases various facilities under noncancelable operating leases. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 1997 are as follows:

           1998                          $465
           1999                           237
           2000                           101
           2001                             7
                                         ----
                                         $810

     Total rent expense for noncancelable operating leases was $69, $139 and $422 for the years ended July 31, 1995, 1996 and 1997, respectively.

     The Company engages the services of individual contractors to assist in research and development related to the Company's software products.

8.   Risks and Uncertainties:

     The Company has accounts receivable in excess of 10% of its total accounts receivable with one unrelated party, Ingram Micro Inc. (a major distributor), for the year ended July 31, 1997, aggregating approximately $2,146 (34% of total accounts receivable). Historically, the Company has not incurred any bad debt expense in connection with any transactions with Ingram Micro Inc. Additionally, the Company had sales in excess of 10% of its net sales to Ingram Micro Inc. for the year ended July 31, 1997, aggreg ating approximately $3,050 (15.6% of total sales).

9.   Income Taxes:

     The components of the deferred tax assets are as follows at July 31:


                                                                                           1995    1996     1997
                                                                                          -----   -----   -------
      Deferred tax assets:
        Net operating loss carryforwards                                                  $ 273   $ 272   $ 2,043
        Property and equipment                                                               12      30       178
        Reserves                                                                             10     120       546
        Investment tax credit                                                               160      98       270
        Other                                                                               (33)   (119)       46
        Net deferred tax asset before valuation allowance                                   422     401     3,083
        Valuation allowance                                                                (422)   (401)   (3,083)
                                                                                          -----   -----   -------
        Net deferred tax asset                                                            $   -   $   -    $    -


     Net operating loss carryforwards of $4,670 expire 2000 through  2002.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)

9.   Income Taxes, continued:

     The difference between the actual income tax provision computed by applying the statutory income tax rate to earnings (loss) before taxes is attributed to the following:

                                            1995       1996       1997
                                              %          %          %
                                           -------   -------    -------
Statutory tax rate                          37.86      38.01      38.00
Future benefit of timing differences
  not recognized                           (30.04)    (43.12)    (39.40)
Permanent differences                       (7.82)      5.11       1.40



10.  Revenue:

    Revenue is comprised of the following:

    Revenue                                 1995       1996       1997
                                           -------    -------    -------
      Product                              $4,044    $ 7,246    $12,254
      Product development agreement           613      2,263      4,715
      Hardware and other                      486      1,110      1,324
                                           ------    -------    -------
                                           $5,143    $10,619    $18,293

11.  Geographic Data:

     The Company's revenues by geographic location are as follows:

    Revenue                                 1995       1996       1997
                                           -------    -------    -------
      United States                        $4,029    $ 8,583    $13,685
      Canada                                  258        156        243
      Japan                                   512        851      2,596
      European Union                          235        723      1,452
      Other                                   109        306        317
                                           ------    -------    -------
                                           $5,143    $10,619    $18,293

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
JULY 31, 1995, 1996 AND 1997
(U.S. THOUSANDS OF DOLLARS)


11.  Geographic Data, continued:

 The Company's assets by geographic location are as follows:

                                        1995      1996         1997
                                       ------   -------      --------
          United States                $  270   $ 4,466      $  8,183
          Canada                        6,376    17,990        17,366
          Japan                             -         -         1,024
          Intercompany eliminations       (12)   (4,151)      (12,405)
                                       ------   -------      --------
                                       $6,634   $18,305      $ 14,168


12.  Recent Pronouncements:

     In February 1997, the the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Management does not believe the implementation of SFAS No. 128 will have a material effect on its consolidated financial statements.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure" which establish-es disclosure requirements for an entity's capital structure. SFAS No. 129 is effective for fiscal years periods ending December 15, 1997. Management does not believe the implementation of SFAS No. 129 will have a material effect on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting
 Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," and the Canadian Institute of Chartered Accountants (CICA)issued Section 1701, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its financial statements.

Report of Independent Accountants

To the Stockholders of
Metrowerks Inc. and Subsidiaries

Our report on the consolidated financial statements of Metrrowerks Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the consolidated financial statement schedule listed in the index on page F-1 of this Form 10-K herein.

In our opinion, the financial statements referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/COOPERS AND LYBRAND L.L.P.
-----------------------------
COOPERS AND LYBRAND L.L.P.

Austin, Texas
August 25, 1997

METROWERKS INC. AND SUBSIDIARIES
SCHEDULE II.
VALUATION AND QUALIFYING ACCOUNTS
(U.S. THOUSANDS OF DOLLARS)


                                                     Balance at         Charged to Costs                    Balance at End
Description                                      Beginning of Period      and Expenses        Deductions      of Period
                                                 -------------------    ----------------      ----------    --------------
Allowance for doubtful accounts and returns
1995                                                    $146                $  458             $  347           $  257
1996                                                     257                   901                874              284
1997                                                     284                 2,623              1,640            1,267