Form 10-Q
period 1997-10-30
METROWERKS INC /TX/
filed 1997-12-19
CIK 1008116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 1997

                                      OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 0-27772

                                METROWERKS INC.
            (exact name of registrant as specified in its charter)

            CANADA                                         N/A
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

               2201 DONLEY DRIVE, SUITE 310, AUSTIN, TEXAS 78758
               (Address of principal executive offices)  (zip code)

                                (512) 873-4700
              Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ x ] No [   ]

Number of shares of common stock outstanding as of December 15, 1997: 11,578,119

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION
-----------------------------

Item 1  Consolidated Financial Statements:
        Consolidated Balance Sheets as of July 31, and October 31, 1997........2

        Consolidated Statements of Operations for the periods
        ended October 31, 1996 and 1997........................................3

        Consolidated Statements of Changes in Stockholders' Equity for the
        period ended October 31, 1997..........................................4

        Consolidated Statements of Cash Flows for the periods
        ended October 31, 1996 and 1997........................................5

        Notes to Consolidated Financial Statements.............................6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................7

Item 3  Quantitative and Qualitative Disclosures About Market Risk............10


PART II: OTHER INFORMATION
--------------------------

Item 1  Legal Proceedings.....................................................11

Item 2  Changes in Securities.................................................11

Item 3  Defaults Upon Senior Securities.......................................11

Item 4  Submission of Matters to a Vote of Securities Holders.................11

Item 5  Other Information.....................................................11

Item 6  Exhibits and Reports on Form 8-K......................................11

Signature.....................................................................11

PART 1. FINANCIAL STATEMENTS
----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                       July 31,      October 31,
ASSETS                                                   1997           1997
                                                      ----------     ----------

Current assets:
  Cash and cash equivalents                             $ 5,042        $15,468
  Accounts receivable, net                                5,027          7,147
  Inventories                                               302            227
  Income and other taxes recoverable                        295            245
  Prepaid expenses and other current assets                 456            404
                                                      ----------     ----------

      Total current assets                               11,122         23,491

Property and equipment, net                               3,046          2,912
                                                      ----------     ----------

      Total assets                                      $14,168        $26,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 1,913        $ 1,642
  Accrued liabilities                                     1,498          1,986
  Deferred revenue                                          195            143
                                                      ----------     ----------

  Total current liabilities                               3,606          3,771

Stockholders' equity:
  Capital stock
    Preferred stock, Class A and B, no par value,
      unlimited as to number; none outstanding               --             --
    Common stock, no par value, unlimited as to number;
      shares issued and outstanding 11,537,500 and
      11,575,786, respectively                           17,596         17,722
    Special warrants, issued and outstanding
      nil and 1,500,000, respectively                        --         11,718

  Accumulated deficit                                    (6,984)        (6,747)
  Cumulative translation adjustment                         (50)           (61)
                                                      ----------     ----------

   Total stockholders' equity                            10,562         22,632
                                                      ----------     ----------

      Total liabilities and stockholders' equity        $14,168        $26,403



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                    Three Months
                                                                        Ended
                                                                     October 31,
                                                                 1996           1997
                                                               --------       --------
Revenue, net                                                    $ 3,766        $ 6,153

Cost of sales                                                     1,094          1,133

Operating expenses
  Research and development                                        1,141          2,083
  Selling, administrative and technical support                   1,584          2,374
  Depreciation                                                      209            386
                                                               --------       --------

    Total operating expenses                                      2,934          4,843

  Earnings (loss) from operations                                  (262)           177

  Other income:
    Interest income and other, net                                  127             60
                                                               --------       --------

  Net earnings (loss)                                           $  (135)       $   237

  Net earnings (loss) per common and common equivalent share    $ (0.01)       $  0.02

  Weighted average number of common shares and common
  equivalent shares outstanding (in thousands)                   11,505         11,769




The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                        Cumulative       Total
                                 Common Stock         Special Warrants     Accumulated  Translation  Stockholders'
                               Shares     Amount      Shares     Amount      Deficit    Adjustment      Equity
                             --------------------------------------------------------------------------------------
Balance at August 1, 1997    11,537,500  $17,596           --         --    $(6,984)       $(50)        $10,562
  Exercise of common
  stock options                  38,286      126           --         --         --          --             126
  Issuance of special
  warrants, net of offering
  costs of $301,000 (Note 3)         --       --    1,500,000    $11,718         --          --          11,718
  Foreign currency
  translation adjustment             --       --           --         --         --         (11)            (11)
  Net earnings                       --       --           --         --        237          --             237
-------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1997  11,575,786  $17,722    1,500,000     $11,718   $(6,747)       $(61)        $22,632



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                             Three Months
                                                                Ended
                                                              October 31,
                                                           1996         1997
                                                         --------     --------
Cash flows from operating activities:
   Net earnings (loss)                                    $  (135)     $   237
   Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities:
   Depreciation of property and equipment                     209          386
   Amortization of software development costs                 127           --

Changes in assets and liabilities
   Accounts receivable                                       (311)      (2,131)
   Other current assets                                      (258)         177
   Current liabilities                                       (204)        (136)
                                                         --------     --------

         Net cash used in operating activities               (572)      (1,467)


Cash flows from investing activities:
   Additions to property and equipment                       (967)        (252)
   Software development costs capitalized                    (327)          --
                                                         --------     --------

         Net cash used in investing activities             (1,294)        (252)


Cash flows from financing activities:
   Net proceeds from issue of special warrants                 --       12,019
   Proceeds from exercise of stock options                     45          126
                                                         --------     --------

         Net cash provided by financing activities             45       12,145


Increase (decrease) in cash and cash equivalents           (1,821)      10,426

Cash and cash equivalents at beginning of period           11,498        5,042
                                                         --------     --------

Cash and cash equivalents at end of period                  9,677       15,468
Non-cash investing and financing activities:
   Accrued offering costs                                      --          301



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended July 31, 1997 of Metrowerks Inc. and subsidiaries (the "Company").

The consolidated financial statements include the accounts of Metrowerks Inc. and its two wholly-owned subsidiaries, Metrowerks Corporation, a Texas corporation, which was formed in June 1994, and Metrowerks Co. Ltd., a Japanese
corporation, which was formed in October 1996.   All significant intercompany
transactions and balances have been eliminated.

Certain amounts have been reclassified in the October 31, 1996 consolidated financial statements to conform to the current period classifications.


Note 2 -  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (OFASBO) issued Statement of Financial Accounting Standards ("SFAS") No. 128, OEarnings Per ShareO which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Management does not believe the implementation of SFAS No. 128 will have a material effect on its consolidated financial statements.

In February 1997, the FASB issued SFAS No. 129, ODisclosure of Information About Capital StructureO which establishes disclosure requirements for an entityOs capital structure. SFAS No. 129 is effective for fiscal years periods ending December 15, 1997. Management does not believe the implementation of SFAS No. 129 will have a material effect on its consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its consolidated financial statements.

Note 3 -  Special Warrants

On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,500,000 special warrants ("Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements have been modified in that the Company has agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the Special Warrants. As a result, upon the exercise of the Special Warrants, 1,475,000 Common Shares will be issued from treasury by the Company and 25,000 Common Shares will be transferred by an officer of the Company. The 225,000 Common Shares to have been transferred by the other two officers of the Company will be purchased by the Company for cancellation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. Statements in this report concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward looking statements. Relevant risks and uncertainties include, among others, fluctuations in quarterly results, the development of new products, technological change, the Company's entry into the embedded systems market, the dependence on key personnel, the protection of proprietary technology, the quality of the Company's software products, reliance on international sales, increased competition, the Company's limited history of profitability, the management of growth, potential litigation, the need for additional funds, and the dependence on third-party distribution channels.
Other risk factors which should be read in conjunction with the consolidated financial condition and results of operations are included from time to time in the Company's other filings with the securities commissions in Canada and the United States Securities and Exchange Commission, press releases and other communications. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


THE COMPANY

Metrowerks designs, develops, markets and supports software programming tools. The Company's products are used primarily by professional software programmers, and by programmers in the academic community, to develop applications software for a variety of platforms, including Windows 95 and Windows NT operating system used by PCs; the MacOS operating system used by the Macintosh and Power Macintosh computers; and for operating systems and microprocessors used in the embedded systems market. Examples of the Company's tools used in the embedded systems market include CodeWarrior for Sony PlayStation, CodeWarrior for PalmPilot, CodeWarrior for PowerPC and CodeWarrior for MIPS.

The Company derives substantially all of its revenue from a limited number of products. The Company's future revenue is substantially dependent upon the continued acceptance of its CodeWarrior products. The Company is also in the process of developing a number of new products and believes that its future revenue will depend upon the commercial success of these new products.

The Company also derives a significant portion of its revenue from third party product development agreements pursuant to which the Company receives payments from a third party for developing programming tools for a particular platform, operating system or programming language. The amount of revenue the Company receives from this particular source will depend upon the number of such agreements to which the Company is a party during such quarter period. Further, there can be no assurance that the Company will be able to continue to enter into such development agreements in the future. The Company's product development efforts have also entailed significant research and development expenditures. In addition, to enhance its competitive position in the future, it will be necessary for the Company to broaden its product offerings. This objective may require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies. Furthermore, if the Company were unable to enter into new software development agreements in the future, the Company would, at a minimum, have to increase its research and development expenditures. These higher expense levels combined with fluctuations in revenue could affect the Company's quarterly and annual results and result in fluctuations in its operating results. The Company intends to continue to invest significant amounts in expanding its product line and accordingly may continue to experience losses and volatility of revenue and operating results in future periods. The Company believes that the recent growth rates reflected in results of operations for prior periods should not be relied upon as an indication of growth rates for future periods.


RECENT EVENTS

In October 1997, the Company entered into an agreement with AG Communication Systems to build Sun Solaris-and Windows NT-hosted software development tools for AG Communication Systems's central office switch. AG Communication Systems, a subsidiary of Lucent Technologies Inc., develops and manufactures advances telecommunications products and services, including access, wireless and intelligent network products. As part of this agreement, Metrowerks will create a new set of tools to support software development for the GTD-5 EAX digital switch.

The Company has recently announced that it will provide CodeWarrior software development support for building applications for WindRiver Systems' Tornado development environment. The Company expects to release initial support for Tornado's VxWorks operating system component, running on PowerPC and MIPS microprocessors in the first quarter of calendar 1998.

Additionally, in the first quarter of fiscal 1998 the Company released the second version of CodeWarrior Professional, which combines Windows-hosted and Mac-hosted versions of the Company's desktop tools in one product. The release included the newest version of the Company's integrated development environment ("IDE"), CodeWarrior IDE 2.1. The new IDE includes improved project management capabilities and debugger support. The Company also released new versions of CodeWarrior for PowerPC, CodeWarrior Discover Programming and CodeWarrior Latitude as well as initial releases of CodeWarrior for OS-9 and CodeWarrior for MIPS in the first quarter of fiscal 1998.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of revenue for the periods indicated:

                                               FOR THE THREE MONTHS ENDED
                                               --------------------------
                                          OCTOBER 31, 1996    OCTOBER 31, 1997
                                          ----------------    ----------------

  Revenue, net..........................       100.0%              100.0%
  Cost of sales.........................        29.0                18.4
  Product margins (1)...................        65.5                78.5
  Operating expenses:
    Research and development............        30.3                33.9
    Selling, administrative and
     technical support..................        42.1                38.6
    Depreciation of property and
     equipment..........................         5.5                 6.3
      Total operating expenses..........        77.9                78.8
   Operating income (loss)..............        (6.9)                2.8
   Other income:
    Interest income and other...........         3.3                 1.0
   Net earnings (loss)..................        (3.6)                3.8

  (1) Product margins are based on net software product revenues and cost of software product sales only.


REVENUE

The Company recognizes revenue from the sale of its products upon the later of shipment or the satisfaction of all significant Company obligations. All revenue is derived from unaffiliated customers. Product returns are estimated and provided for at the time of sale. Such return allowances as a percentage of revenues have varied significantly over recent years and periods, reflecting the Company's experience in product returns as its has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects return allowances will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within expectations, the setting of return allowances requires judgments regarding such factors as future competitive conditions and product acceptance, which can be difficult to predict.

The Company also derives revenue from product development agreement fees. Product development agreement fees related to software development are recognized on a percentage of completion basis over the term of the contract, and are included in revenue in the income statement.

Revenue, a substantial portion of which has been derived from sales of the Company's CodeWarrior professional programming tools, increased 63% from $3.77 million in the first quarter of fiscal 1997 to $6.15 million in the first quarter of fiscal 1998. The increase in revenues is due in large part to an increase in net product sales of $1.56 million from $3.05 million in the first quarter of fiscal 1997 to $4.61 million in the first quarter of fiscal 1998. Sales of new products for the embedded systems market such as CodeWarrior for O/S 9 (Microware's real-time operating system), CodeWarrior for PowerPC and CodeWarrior for MIPS, were the primary factors in the growth of product sales for the quarter. Product development agreement revenues for the first quarter of fiscal 1998 increased to $1.55 million from $715,000 in the first quarter of fiscal 1997. A significant portion of the increase in product development agreement revenues during first quarter of fiscal 1998 is due to the recently announced agreement with AG Communication Systems to build Sun Solaris- and Windows NT-hosted software development tools for AG Communication Systems' central office switch. Net revenues in the first quarter of fiscal 1998 were approximately the same as net revenues for the fourth quarter of fiscal 1997.


COST OF SALES AND PRODUCT MARGINS

Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, royalties and shipping expenses. Costs associated with product development agreement revenues are included in research and development expenses, are not separately identified and approximate revenue. Cost of sales increased from $1.09 million in the first quarter of fiscal 1997 to $1.13 million in the first quarter of fiscal 1998. Of these amounts, the cost of gross software sales was $976,000 in the first quarter of fiscal 1997 and $938,000 in the first quarter of fiscal 1998, representing 30% and 21% of gross software sales, respectively. The increase in product margins from the first quarter of fiscal 1997 to the first quarter of fiscal 1998, is due to the Company's decision to bring in-house its packaging, fulfillment and shipping operations. Sequentially, cost of sales in the fourth quarter of fiscal 1997 were 18% of gross software sales. The reduction in margins from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998 was due to royalties incurred in the first quarter of fiscal 1998 by the Company on the sale of CodeWarrior for OS-9.


OPERATING EXPENSES

Selling, administrative and technical support. Selling, administrative and technical support costs increased from $1.58 million in the first quarter of fiscal 1997 to $2.37 million in the first quarter of fiscal 1998, representing 42.1% and 38.6% of net revenues, respectively. This increase in absolute costs is due to an increase in selling, administrative and technical support headcount from 60 employees at October 31, 1996 to 82 employees at October 31, 1997. Selling, administrative and technical support costs as a percentage of sales decreased year over year as the Company has developed the infrastructure to support the growth in revenues. In the fourth quarter of fiscal 1997, selling administrative and technical support costs totaled $2.44 million or 39.1% of net revenues. This decrease in quarter over quarter selling, administrative and technical support costs is the result of increased focus on operational expenses by the Company.

Research and Development. Research and development costs are expensed as incurred. Eligible software costs incurred between the time a product achieves technological and financial feasibility until its general release to customers are capitalized and amortized on a straight-line basis over the economic life of the product, which is generally three years. The Company evaluates the realizable value of capitalized software on an ongoing basis, relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company evaluates non-financial data such as market trends and product development cycles. Research and development costs are reduced by related grants and investment tax credits.

Research and development costs increased from $1.14 million in the first quarter of fiscal 1997 to $2.08 million in the first quarter of fiscal 1998,
representing 30.3% and 33.9% of net revenues, respectively.   Research and
development expenditures consist primarily of personnel-related costs.
Increases in expenses were due primarily to the growth of the Company's research and development team from 69 employees to 97 employees. Research and development expenses in the fourth quarter of fiscal 1997 were $2.27 million or 36% of net revenues. The decrease in research and development costs in the first quarter of fiscal 1998 from the fourth quarter of fiscal 1997 was due to a reduction in the use of third party consultants for development projects. The Company has increased the research and development team to a point where less third party consultants are needed to assist in development efforts.

Depreciation expense totaled $209,000 in the first quarter of fiscal 1997, $360,000 in the fourth quarter of fiscal 1997, and $386,000 in the first quarter of fiscal 1998. The increase in depreciation expense is due to the Company's investment in property and equipment necessary to provide support for the Company's personnel growth during this period.


LIQUIDITY AND CAPITAL RESOURCES

On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement, 1,500,000 special warrants ("Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements have been modified in that the Company has agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the Special Warrants. As a result, upon the exercise of the Special Warrants, 1,475,000 Common Shares will be issued from treasury by the Company and 25,000 Common Shares will be transferred by an officer of the Company. The 225,000 Common Shares to have been transferred by the other two officers of the Company will be purchased by the Company for cancellation. The Company received net proceeds of $12.02 million from the offering. The proceeds are net of underwriter's fees of $ 580,938 and will be further reduced by anticipated offering costs of $301,000 which are included in accrued liabilities at October 31, 1997.

Net cash used in operating activities was $1.47 million and $572,000 for the three-month periods ended October 31, 1997 and 1996, respectively. The decrease in cash from operations is primarily due to the growth in receivable during the quarter. Net cash used in investing activities was $252,000 and $1.29 million for the three-month periods ended October 31, 1997 and 1996, respectively. These expenditures were primarily for the acquisition of furniture and equipment to support the increase in headcount. Net cash provided by financing activities was $12.15 million and $45,000 for the three-month periods ended October 31,
1997 and 1996, respectively.   As mentioned above, the Company completed a
financing in the first quarter of fiscal 1998 resulting in an increase in cash of $12.02 million before estimated offering costs of $301,000.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II - OTHER INFORMATION
---------------------------


ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6. EXHIBITS AND REPORTS ON THE FORM 8-K

  (A)   EXHIBITS

        11. Computation of Earnings Per Share.

        27. Financial Data Schedule

  (B)   REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the quarter ended October 31, 1997.


For further information, refer to the Form 10-K for the year ended July 31, 1997 of the company.


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Metrowerks Inc.



Date: December 15, 1997                 By: /s/ James H. Welch
                                            ------------------------------------
                                            James H. Welch,
                                            Vice President, Finance and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

METROWERKS INC.