Form 10-Q
period 1998-01-31
METROWERKS INC /TX/
filed 1998-03-23
CIK 1008116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

               2601 MCHALE COURT, SUITE 100, AUSTIN, TEXAS 78758
             (Address of principal executive offices)  (Zip Code)

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

 Number of shares of common stock outstanding as of March 23, 1998: 12,867,830

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION
-----------------------------

Item 1 Consolidated Financial Statements:
       Consolidated Balance Sheets (Unaudited)
       as of July 31, 1997 and January 31, 1998..............................   2

       Consolidated Statements of Operations (Unaudited) for the periods
       ended January 31, 1997 and 1998.......................................   3

       Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
       for the period ended January 31, 1998.................................   4

       Consolidated Statements of Cash Flows (Unaudited) for the periods
       ended January 31, 1997 and 1998.......................................   5

       Notes to Consolidated Financial Statements............................   6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................   7

Item 3 Quantitative and Qualitative Disclosures About Market Risk............  11


PART II: OTHER INFORMATION
--------------------------

Item 1 Legal Proceedings.....................................................  12

Item 2 Changes in Securities and Use of proceeds.............................  12

Item 3 Defaults Upon Senior Securities.......................................  12

Item 4 Submission of Matters to a Vote of Securities Holders.................  12

Item 5 Other Information.....................................................  12

Item 6 Exhibits and Reports on Form 8-K......................................  12

Signature....................................................................  12


PART 1. FINANCIAL STATEMENTS
----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                        July 31,             January 31,
ASSETS                                                    1997                  1998
                                                    ----------------      ----------------
Current assets:
  Cash and cash equivalents                             $ 5,042               $12,852
  Accounts receivable, net                                5,027                 7,712
  Inventories                                               302                   179
  Income and other taxes recoverable                        295                   253
  Prepaid expenses and other current assets                 456                   490
                                                    ----------------      ----------------

      Total current assets                               11,122                21,486

Long-term receivable                                          -                   906
Property and equipment, net                               3,046                 2,832
                                                    ----------------      ----------------

      Total assets                                      $14,168               $25,224

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 1,913               $ 1,379
  Accrued liabilities                                     1,498                 1,995
  Deferred revenue                                          195                   159
                                                    ----------------      ----------------

  Total current liabilities                               3,606                 3,533

Stockholders' equity:
  Capital stock
    Preferred stock, Class A and B, no par value,
      unlimited as to number; none outstanding                -                    -
    Common stock, no par value, unlimited as to number;
      shares issued and outstanding 11,537,500 and
      12,862,819, respectively                           17,596                29,368
    Special warrants, issued, none outstanding                -                     -

  Accumulated deficit                                    (6,984)               (7,510)
  Cumulative translation adjustment                         (50)                 (167)
                                                    ----------------      ----------------

  Total stockholders' equity                             10,562                21,691
                                                    ----------------      ----------------

      Total liabilities and stockholders' equity        $14,168               $25,224



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

                                                                Three Months                                  Six Months
                                                                    Ended                                        Ended
                                                                 January 31,                                  January 31,
                                                         1997                   1998                  1997                  1998
                                                  ----------------        --------------        --------------        --------------


Revenue, net                                           $ 4,684               $ 5,010               $ 8,450               $11,163

Cost of sales                                            1,449                   685                 2,543                 1,818

Operating expenses:
  Research and development                               1,245                 2,382                 2,386                 4,465
  Selling, administrative and technical support          1,891                 2,473                 3,475                 4,847
  Depreciation                                             261                   408                   470                   794
                                                      --------              --------              --------              ---------
  Total operating expenses                               3,397                 5,263                 6,331                10,106


Loss from operations                                      (162)                 (938)                 (424)                 (761)

Other income:
  Interest income and other, net                            87                   175                   214                   235

                                                      --------              --------              --------              ---------

Net loss                                                $  (75)              $  (763)              $  (210)              $  (526)

Net loss per common and common
equivalent share                                        $(0.01)               $(0.06)               $(0.02)               $(0.04)
                                                  ----------------        --------------        --------------        --------------


Weighted average number of common and common
equivalent shares outstanding                           11,520                11,930                11,511                11,742




The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                                                          Cumulative       Total
                                  Common Stock          Special Warrants     Accumulated  Translation  Stockholders'
                               Shares      Amount      Shares      Amount      Deficit    Adjustment      Equity
                           -----------------------------------------------------------------------------------------
Balance at
 August 1, 1997             11,537,500    $17,596             -         -    $ (6,984)      $ (50)       $10,562
 Exercise of common
 stock options                  38,286        126             -         -           -           -            126
 Issuance of special
 warrants, net of
 offering costs of
 $301,000 (Note 3)                   -          -     1,500,000    11,718           -           -         11,718
 Foreign currency
 translation adjustment              -          -             -         -           -         (11)           (11)
 Net earnings                        -          -             -         -         237           -            237
--------------------------------------------------------------------------------------------------------------------
Balance at
 October 31, 1997           11,575,786    $17,722     1,500,000   $11,718     $(6,747)      $ (61)       $22,632
 Exercise of common
 stock options                  34,628         53             -         -           -           -             53
 Conversion of special
 warrants (Note 3)           1,475,000     13,759    (1,500,000)  (11,718)          -           -          2,041
 Purchase and retirement of
 officers' shares (Note 3)    (225,000)    (2,166)            -         -           -           -         (2,166)
 Foreign currency transation
 adjustment                          -          -             -         -           -        (106)          (106)
 Net loss                            -          -             -         -        (763)          -           (763)
--------------------------------------------------------------------------------------------------------------------
Balance at
 January 31, 1998           12,860,413    $29,368             -   $     -    $(7,510)       $(167)       $21,691

The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

                                                             Three Months                           Six Months
                                                                Ended                                 Ended
                                                              January 31,                           January 31,
                                                        1997              1998                1997                1998
                                                  --------------     ---------------     ---------------     ---------------
Cash flows from operating activities:
  Net loss                                         $    (75)           $   (763)            $   (210)           $   (526)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation of property and equipment                261                 408                  470                 794
  Amortization of software development costs            162                   -                  289                   -

  Changes in assets and liabilities:
    Accounts receivable                              (1,491)               (671)              (1,802)             (2,802)
    Other current assets                                (83)                (46)                (341)                131
    Long-term receivable                                  -                (906)                   -                (906)
    Current liabilities                                 373                (363)                 169                (499)

    Net cash used in operating activities              (853)             (2,341)              (1,425)             (3,808)

Cash flows from investing activities:
  Additions to property and equipment                  (879)               (328)              (1,846)               (580)
  Software development costs capitalized               (456)                  -                 (783)                  -

    Net cash used in investing activities            (1,335)               (328)              (2,629)               (580)

Cash flows from financing activities:
  Net proceeds from issue of special warrants             -                   -                    -              12,019
  Proceeds from exercise of stock options                26                  53                   71                 179

    Net cash provided by financing activities            26                  53                   71              12,198

Increase (decrease) in cash and cash equivalents     (2,162)             (2,616)              (3,983)              7,810

Cash and cash equivalents at beginning of period      9,677              15,468               11,498               5,042

Cash and cash equivalents at end of period          $ 7,515             $12,852              $ 7,515             $12,852
Non-cash investing and financing activities:
  Accrued offering costs                                  -                 125                    -                 426

The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Operating results for the six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended July 31, 1997 of Metrowerks Inc. and subsidiaries (the "Company").

The consolidated financial statements include the accounts of Metrowerks Inc. and its two wholly-owned subsidiaries, Metrowerks Corporation, a Texas corporation, which was formed in June 1994, and Metrowerks Co. Ltd., a Japanese corporation, which was formed in October 1996. All significant intercompany transactions and balances have been eliminated.

Certain amounts have been reclassified in the January 31, 1997 consolidated financial statements to conform to the current period classifications.


Note 2 -  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information About Capital Structure" which establishes disclosure requirements for an entity's capital structure. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Management does not believe the implementation of SFAS No. 129 will have a material effect on its consolidated financial statements.

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


Note 3 -  Special Warrants

On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,500,000 special warrants ("Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements were modified in that the Company agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the Special Warrants. The special warrants were exercised in January 1998. Accordingly, 1,475,000 shares were issued from treasury by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997.

Note 4 -  Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997.

Earnings per share calculated under SFAS No. 128 are as follows.



                                                                        Three Months ended
                                                                            January 31,
                                                                    1997                  1998
                                                               --------------------------------------
               Net income (loss) for the year                           $   (75)              $  (763)
                                                               ----------------      ----------------
               Weighted average number of common shares
               issued and outstanding                                    11,520                11,930

               Common stock equivalents:
               Employee stock options                                         -                     -
                                                               ----------------      ----------------
               Average common and common stock equivalents               11,520                11,930
                                                               ----------------      ----------------
               Basic and diluted loss per share                         $ (0.01)              $ (0.06)

For the periods ended January 31, 1998 and 1997, stock options are excluded as their inclusion would be anti-dilutive given the Company's loss.



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

The Company is in the process of combining its two facilities in Austin, Texas into one primary location. The Company has committed to certain expenditures for leasehold improvements and moving costs which will be incurred over the next two quarters. The funds to satisfy these commitments will come from cash currently available.

RECENT EVENTS

In January 1997, the Company entered into a licensing agreement with Be, Inc. to license the source code to the CodeWarrior Integrated Development Environment
(IDE) hosted on the Be Operating System ("BeOS") and the binary code for the Metrowerks' compilers and linkers for the X86 and PowerPC microprocessors targeting BeOS. This licensing arrangement will allow Metrowerks to maintain a presence in the BeOS market while focusing its core research and development activities on other embedded platforms.

The Company recently announced an alliance with Applied Microsystems Corp. ("Applied") whereby Applied will incorporate Metrowerks' software debugger technology into their embedded hardware-enhanced debug and software test products. This alliance will allow embedded systems programmers to easily download and debug applications targeting embedded devices. As part of this agreement, Metrowerks and Applied will work together to ensure their tools are compatible with tools from other vendors. Applied Microsystems is based in Redmond, Washington and is a leading provider of hardware-enhanced embedded software design, debug and test solutions.

The Company also announced a strategic alliance with Access Co., Ltd. ("Access") to provide development tools for the information appliance device market. The Company will integrate Access' NetFront suite of Internet access software modules into the CodeWarrior IDE. The NetFront suite includes a real-time operating system, TCP/IP, and a web browser and supports various microprocessors and operating systems. The development tools will address both pre-platform development (development of new appliances and its pre-installed software) and post-platform development (third-party software applications). Access Co., Ltd. is based in Tokyo and its NetFront software has been adopted by over 20 home appliance manufacturers worldwide.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of revenue for the periods indicated:


                                            Three Months                    Six Months
                                               Ended                           Ended
                                             January 31,                    January 31,
                                        1997            1998             1997           1998
                                    -----------      -----------     -----------     ----------
Revenue, net                           100.0%          100.0%          100.0%          100.0%
Cost of sales                           30.9            13.7            30.1            16.3
Product margins (1)                     56.6            83.4            60.9            80.7
Operating expenses:
  Research and development              26.6            47.5            28.2            40.0
  Selling, administrative
  and technical support                 40.4            49.4            41.1            43.4
  Depreciation of property
  and equipment                          5.6             8.1             5.6             7.1
     Total operating expenses           72.6           105.0            74.9            90.5
Operating income (loss)                 (3.5)          (18.7)           (5.0)           (6.8)
Other income:
  Interest income and other              1.9             3.5             2.5             2.1
Net loss                                (1.6)          (15.2)           (2.5)           (4.7)

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

Revenue, a substantial portion of which has been derived from sales of the Company's CodeWarrior professional programming tools, increased 7.1% from $4.68 million in the second quarter of fiscal 1997 to $5.01 million in the second quarter of fiscal 1998. The increase in revenues is due in large part to an increase of $467,000 in net product sales from $3.24 million in the second quarter of fiscal 1997 to $3.70 million in the second quarter of fiscal 1998. Product development agreement revenues for the second quarter of fiscal 1998 decreased to $1.31 million from $1.45 million in the second quarter of fiscal 1997. Revenues increased 32.1% from $8.45 million for the six month period ended January 31, 1997 to $11.16 million for the six month period ended January 31, 1998. The increase is due primarily to an increase in product sales of $2.02 million for the six month period ended January 31, 1998.

COST OF SALES AND PRODUCT MARGINS

Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, royalties and shipping expenses. Costs associated with product development agreement revenues are included in research and development expenses, are not separately identified and approximate revenue. Cost of sales decreased from $1.45 million in the second quarter of fiscal 1997 to $685,000 in the second quarter of fiscal 1998. Of these amounts, the cost of gross software sales was $1.37 million in the second quarter of fiscal 1997 and $599,000 in the second quarter of fiscal 1998, representing 39.5% and 13.1% of gross software sales, respectively. Cost of sales for the six month period ended January 31, 1997 was $2.54 million and $1.82 million for six month period ended January 31, 1998, a decrease of 28.5%. The cost of gross software sales was $2.40 million for the six month ended January 31, 1997 and $1.55 million for the six month ended January 31, 1998, representing 34.7% and 16.8% of gross software sales respectively. The Company has focused on its manufacturing, fulfillment and distribution operations and has seen significant improvements in its gross margin as a result. In the first quarter of fiscal 1998, cost of gross software sales totaled $950,000 or 20.5% of gross software sales.

OPERATING EXPENSES

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

Research and development costs increased from $1.25 million in the second quarter of fiscal 1997 to $2.38 million in the second quarter of fiscal 1998, representing 26.6% and 47.5% of net revenues, respectively. For the six month period ended January 31, 1997 research and development expenditures were $2.39 million compared to $4.47 million for the six month period ended January 31, 1998, representing 28.2% and 40.0% of net revenues, respectively. Research and development expenditures consist primarily of personnel-related costs.
Increases in expenses were due primarily to the growth of the Company's research and development team from 73 employees to 106 employees. Research and development expenses in the first quarter of fiscal 1998 were $2.08 million or 33.9% of net revenues.

Selling, administrative and technical support. Selling, administrative and technical support costs increased from $1.89 million in the second quarter of fiscal 1997 to $2.47 million in the second quarter of fiscal 1998, representing 40.4% and 49.4% of net revenues, respectively. This increase in absolute costs is due to an increase in selling, administrative and technical support headcount from 74 employees at January 31, 1997 to 84 employees at January 31, 1998. Selling, administrative and technical support costs increased from $3.48 million for the six month ended January 31, 1997 to $4.85 million for the six month ended January 31, 1998, representing 41.1% and 43.4% of net revenues, respectively. In the first quarter of fiscal 1998, selling administrative and technical support costs totaled $2.37 million or 38.6% of net revenues.

Depreciation expense totaled $261,000 in the second quarter of fiscal 1997, $386,000 in the first quarter of fiscal 1998, and $408,000 in the second quarter of fiscal 1998. For the six month period ended January 31, 1997 depreciation expense totaled $470,000 compare to $794,000 for the six month period ended January 31, 1998. The increase in depreciation expense is due to the Company's investment in property and equipment necessary to provide support for the Company's personnel growth during this period.

LIQUIDITY AND CAPITAL RESOURCES

On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement, 1,500,000 special warrants ("Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements were modified in that the Company agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the Special Warrants. The special warrants were exercised in January 1998. Accordingly, 1,475,000 shares were issued from treasury by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997. The Company received net proceeds of $12.02 million from the offering. The proceeds are net of underwriter's fees of $580,938 and will be further reduced by anticipated offering costs of $301,000 which were included in accrued liabilities at October 31, 1997.

Net cash used in operating activities was $2.34 million and $853,000 for the three-month periods ended January 31, 1998 and 1997, respectively. The decrease in cash from operations is primarily due to the growth in accounts receivable during the quarter. Net cash used in investing activities was $328,000 and $1.34 million for the three-month periods ended January 31, 1998 and 1997, respectively. These expenditures were primarily for the acquisition of furniture and equipment to support the increase in headcount. Expenditures for the three-month period ended January 31, 1997 also included the costs related to the investments for the office in Tokyo, Japan and to the acquisition of our fulfillment operations. Net cash provided by financing activities was $53,000 and $26,000 for the three-month periods ended January 31, 1998 and 1997, respectively.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II - OTHER INFORMATION
---------------------------

ITEM 1 IS NOT APPLICABLE AND HAS BEEN OMITTED.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,500,000 special warrants ("Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements were modified in that the Company agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the Special Warrants. The special warrants were exercised in January 1998. Accordingly, 1,475,000 shares were issued from treasury by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997.

        The underwriters of this private placement were RBC Dominion Securities Inc., CIBC Wood Gundy Securities Inc., and Gordon Capital Corporation.


ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON THE FORM 8-K

   (A)  EXHIBITS

        27. Financial Data Schedule

   (B)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended January 31, 1998.

For further information, refer to the Form 10-K for the year ended July 31, 1997 of the company.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Metrowerks Inc.


Date: March 23, 1998                    By: /s/ James H. Welch
                                            ------------------
                                            James H. Welch,
                                            Vice President, Finance and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

METROWERKS INC.