Form 10-Q
period 1998-04-30
METROWERKS INC /TX/
filed 1998-06-15
CIK 1008116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

               9801 METRIC BLVD., SUITE 100, AUSTIN, TEXAS 78758
          (Address of principal executive offices)        (zip code)

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

 Number of shares of common stock outstanding as of June 15, 1998: 12,913,030

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


PART I: FINANCIAL INFORMATION
-----------------------------

Item 1  Consolidated Financial Statements:

        Consolidated Balance Sheets (Unaudited)
        as of July 31, 1997 and April 30, 1998...............................  2

        Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended April 30, 1997 and 1998.................  3

        Consolidated Statements of Changes in Stockholders' Equity
        (Unaudited) for the nine month period ended April 30, 1998...........  4

        Consolidated Statements of Cash Flows (Unaudited) for the three and nine month periods ended April 30, 1997 and 1998.................  5

        Notes to Consolidated Financial Statements (Unaudited)...............  6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................  8

Item 3  Quantitative and Qualitative Disclosures About Market Risk........... 12


PART II: OTHER INFORMATION
--------------------------

Item 1  Legal Proceedings.................................................... 13

Item 2  Changes in Securities and Use of Proceeds............................ 13

Item 3  Defaults Upon Senior Securities...................................... 13

Item 4  Submission of Matters to a Vote of Securities Holders................ 13

Item 5  Other Information.................................................... 13

Item 6  Exhibits and Reports on Form 8-K..................................... 13

Signature.................................................................... 13

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM1. CONSOLIDATED FINANCIAL STATEMENTS



METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
===============================================================================

                                                                       July 31,              April 30,
ASSETS                                                                   1997                   1998
                                                                   ----------------      ----------------
Current assets:
     Cash and cash equivalents                                              $ 5,042              $ 10,707
     Accounts receivable, net                                                 5,027                 6,722
     Inventories                                                                302                   211
     Income and other taxes recoverable                                         295                   104
     Prepaid expenses and other current assets                                  456                   840
                                                                   ----------------      ----------------

               Total current assets                                          11,122                18,584

Long-term receivable                                                              -                   792
Property and equipment, net                                                   3,046                 2,911
                                                                   ----------------      ----------------

               Total assets                                                 $14,168              $ 22,287
                                                                   ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $ 1,913              $  1,497
     Accrued liabilities                                                      1,498                 2,154
     Deferred revenue                                                           195                   128
                                                                   ----------------      ----------------

     Total current liabilities                                                3,606                 3,779

Stockholders' equity:
Capital stock
          Preferred stock, Class A and B, no par value,
            unlimited number authorized; none outstanding                        -                      -
          Common stock, no par value, unlimited number
          authorized; shares issued and outstanding 11,537,500
            and 12,882,330, respectively                                     17,596                29,427

     Accumulated deficit                                                     (6,984)              (10,707)
     Cumulative translation adjustment                                          (50)                 (212)
                                                                   ----------------      ----------------

     Total stockholders' equity                                              10,562                18,508
                                                                   ----------------      ----------------

               Total liabilities and stockholders' equity                   $14,168              $ 22,287
                                                                   ================      ================



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
================================================================================


                                                                Three Months                                 Nine Months
                                                                    Ended                                       Ended
                                                                  April 30,                                   April 30,
                                                           1997                   1998                 1997                1998
                                                        ------------          ----------          -----------          ----------

Revenues:
  Revenues, net, prior to non-recurring charge                $3,615             $ 5,537              $12,065             $16,700
  Non-recurring charge (Note 6)                                    -              (2,500)                   -              (2,500)
                                                        ------------          ----------          -----------          ----------
  Revenues, net                                                3,615               3,037               12,065              14,200

Cost of sales                                                    958                 606                3,501               2,424

Operating expenses:
  Research and development                                     1,828               2,595                4,214               7,060
  Selling, administrative and technical support                2,198               2,754                5,673               7,601
  Depreciation                                                   324                 398                  794               1,192
  Non-recurring charge                                         4,297                   -                4,297                   -
                                                        ------------          ----------          -----------          ----------

  Total operating expenses                                     8,647               5,747               14,978              15,853

Loss from operations                                          (5,990)             (3,316)              (6,414)             (4,077)

Other income:
  Interest income and other, net                                  70                 119                  284                 354
                                                        ------------          ----------          -----------          ----------
Net loss                                                    $ (5,920)            $(3,197)             $(6,130)            $(3,723)
                                                        ============          ==========          ===========          ==========

Net loss per share, basic and diluted                       $  (0.51)            $ (0.25)             $ (0.53)            $ (0.31)
                                                        ============          ==========          ===========          ==========

Shares used in per share calculation,
  basic and diluted                                           11,529              12,867               11,523              12,109
                                                        ============          ==========          ===========          ==========



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (U.S. THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

===============================================================================

                                                                                          Cumulative       Total
                                  Common Stock          Special Warrants     Accumulated  Translation  Stockholders'
                               Shares      Amount      Shares      Amount      Deficit    Adjustment      Equity
                             ----------------------------------------------------------------------------------------

Balance at August 1, 1997    11,537,500    $17,596            -  $     -     $ (6,984)      $   (50)    $10,562
  Exercise of common stock
  options                        38,286        126            -        -            -             -         126
  Issuance of special warrants,
  net of offering costs of
  $301,000 (Note 4)                   -          -    1,500,000   11,718            -              -     11,718
  Foreign currency translation
  adjustment                          -          -            -        -            -           (11)        (11)
  Net earnings                        -          -            -        -          237             -         237
---------------------------------------------------------------------------------------------------------------------

Balance at October 31, 1997  11,575,786    $17,722    1,500,000  $11,718     $ (6,747)      $   (61)    $22,632
  Exercise of common stock
  options                        34,628         53            -        -            -             -          53
  Conversion of special
  warrants (Note 4)           1,475,000     13,759   (1,500,000) (11,718)           -             -       2,041
  Purchase and retirement
  of officers' shares (Note 4) (225,000)    (2,166)           -        -            -             -      (2,166)
  Foreign currency translation
  adjustment                          -          -            -        -            -          (106)       (106)
  Net loss                            -          -            -        -         (763)            -        (763)
---------------------------------------------------------------------------------------------------------------------

Balance at January 31, 1998  12,860,414    $29,368            -  $     -     $ (7,510)      $  (167)    $21,691
 Exercise of common
 stock options                   21,916         59            -        -            -             -          59
 Foreign currency
 translation adjustment               -          -            -        -            -           (45)        (45)
 Net loss                             -          -            -        -       (3,197)            -      (3,197)
---------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1998    12,882,330    $29,427            -  $     -     $(10,707)      $  (212)    $18,508


The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS)
================================================================================

                                                              Three Months                           Nine Months
                                                                  Ended                                 Ended
                                                                 April 30,                             April 30,
                                                        1997                  1998              1997                1998
                                                  ---------------        --------------     ---------------    ---------------
Cash flows from operating activities:
  Net loss                                         $   (5,920)           $   (3,197)           $   (6,130)        $   (3,723)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation  of property and equipment                 324                   398                   794              1,192
  Amortization of software development costs                -                     -                   289                  -
  Non-recurring charge to operations                    4,297                     -                 4,297                  -

  Changes in assets and liabilities:
    Accounts receivable                                 1,791                   945                   (11)            (1,857)
    Other current assets                               (1,709)                 (233)               (2,050)              (102)
    Long-term receivable                                    -                   114                     -               (792)
    Current liabilities                                   455                   246                   624                173
                                                  ---------------        --------------     ---------------    ---------------
    Net cash used in operating activities                (762)               (1,727)               (2,187)            (5,109)
                                                  ---------------        --------------     ---------------    ---------------

Cash flows from investing activities:
  Additions to property and equipment                    (301)                 (477)               (2,147)            (1,057)
  Software development costs capitalized                    -                     -                  (783)                 -
  Acquisition cost                                       (471)                    -                  (471)                 -
                                                  ---------------        --------------     ---------------    ---------------
     Net cash used in investing activities               (772)                 (477)               (3,401)            (1,057)
                                                  ---------------        --------------     ---------------    ---------------
Cash flows from financing activities:
  Net proceeds from issue of special warrants               -                     -                     -             11,593
  Proceeds from exercise of stock options                  79                    59                   150                238
                                                  ---------------        --------------     ---------------    ---------------
     Net cash provided by financing activities             79                    59                   150             11,831
                                                  ---------------        --------------     ---------------    ---------------
Increase (decrease) in cash and cash equivalents       (1,455)               (2,145)               (5,438)             5,665

Cash and cash equivalents at beginning of period        7,515                12,852                11,498              5,042
                                                  ---------------        --------------     ---------------    ---------------
Cash and cash equivalents at end of period            $ 6,060               $10,707               $ 6,060            $10,707
                                                  ===============         =============     ===============    ===============



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. THOUSANDS OF DOLLARS)

===============================================================================

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Operating results for the nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended July 31, 1997 of Metrowerks Inc. and subsidiaries (the "Company").

The consolidated financial statements include the accounts of Metrowerks Inc. and its two wholly-owned subsidiaries, Metrowerks Corporation, a Texas corporation, which was formed in June 1994, and Metrowerks Co. Ltd., a Japanese corporation, which was formed in October 1996. All significant intercompany transactions and balances have been eliminated.

Certain amounts have been reclassified in the April 30, 1997 consolidated financial statements to conform to the current period classifications.


Note 2 -  Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist principally of finished goods, books and third party hardware at April 30, 1998 and July 31, 1997.


Note 3 -  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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


Note 4 -  Special Warrants

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

Note 5 -  Computation of Net Loss Per Share

The Company has adopted the provisions of SFAS No. 128 effective April 30, 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. In accordance with SFAS No. 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

Basic and diluted earnings per share are calculated as follows for the three and nine month periods ended April 30, 1997 and 1998 (in thousands except per share amounts):



                                                          Three Months ended                       Nine Months ended
                                                              April 30,                                April 30,
                                                     1997                   1998              1997                   1998
                                                ---------------------------------------  ---------------------------------------
Net loss for the period                                  $(5,920)               $(3,197)          $(6,130)               $(3,723)
                                                ================       ================  ================       ================
Weighted average number of common shares
issued and outstanding                                    11,529                 12,867            11,523                 12,109

Common stock equivalents:
Employee stock options                                         -                      -                 -                      -
                                                ----------------       ----------------  ----------------       ----------------

Average common and common stock equivalents               11,529                 12,867            11,523                 12,109
                                                ================       ================  ================       ================

Basic and diluted loss per share                         $ (0.51)               $ (0.25)          $ (0.53)               $ (0.31)
                                                ================       ================  ================       ================


Outstanding options to purchase the following shares of common stock at the indicated range of price per share during the three and nine month periods ended April 30, 1997 and 1998, were not included in the computation of diluted earnings per share because the inclusion of the options in the diluted per share calculation would be antidilutive.



                                                                                 Range of
Three months ended:                        Options excluded                   exercise prices
                                       -----------------------          ------------------------
        April 30, 1998                           1,441                      $1.05  -  $ 9.37
        April 30, 1997                           1,242                      $1.07  -  $13.06


                                                                                 Range of
Nine months ended:                         Options excluded                   exercise prices
                                       -----------------------          ------------------------

        April 30, 1998                           1,441                      $1.05  -  $ 9.37
        April 30, 1997                           1,242                      $1.07  -  $13.06


Note 6 -  Non-recurring charge

In the third quarter of fiscal 1998 the Company recorded a non-recurring charge of $2.5 million to reflect a change in the Company's strategy for selling and distributing its embedded software products. The Company has historically sold its products indirectly through third party distributors. As Metrowerks has moved into the embedded systems marketplace, the Company has determined that selling its products directly is a more effective and efficient selling approach. Accordingly, in the third quarter, the Company recorded the charge to reserve for the remaining inventory at third party distributors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. Statements in this report concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward looking statements. Relevant risks and uncertainties include, among others, fluctuations in quarterly results, the development of new products, technological change, the Company's entry into the embedded systems market, the dependence on key personnel, the protection of proprietary technology, the quality of the Company's software products, reliance on international sales, increased competition, the superior financial strength of certain competitors, the Company's limited history of profitability, the management of growth, potential litigation, the need for additional funds, and the dependence on third-party distribution channels. Other risk factors which should be read in conjunction with the consolidated financial condition and results of operations are included from time to time in the Company's other filings with the securities commissions in Canada and the United States Securities and Exchange Commission, press releases and other communications. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


THE COMPANY

Metrowerks designs, develops, markets and supports software programming tools. The Company's products are used primarily by professional software programmers and by programmers in the academic community to develop applications software for a variety of platforms including Windows 95 and Windows NT operating systems used by PCs; the MacOS operating system used by the Macintosh and Power Macintosh computers; and for operating systems and microprocessors used in the embedded systems market. Examples of the Company's tools used in the embedded systems market include CodeWarrior for Sony PlayStation, CodeWarrior for PalmPilot, CodeWarrior for PowerPC and CodeWarrior for MIPS.

The Company derives substantially all of its revenue from a limited number of products. The Company's future revenue is substantially dependent upon the continued acceptance of its CodeWarrior products. The Company is also in the process of developing a number of new products and believes that its future revenue will depend upon the commercial success of these new products.

The Company also derives a portion of its revenue from third party product development agreements pursuant to which the Company receives payments from a third party for developing programming tools for a particular platform, operating system or programming language. The amount of revenue the Company receives from this particular source will depend upon the number of such agreements to which the Company is a party during such period. Further, there can be no assurance that the Company will be able to continue to enter into such development agreements in the future. The Company's product development efforts have also entailed significant research and development expenditures. In addition, to enhance its competitive position in the future, it will be
necessary for the Company to broaden its product offerings.   This objective may
require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies. Furthermore, if the Company were unable to enter into new software development agreements in the future, the Company would, at a minimum, have to increase its research and development expenditures. These higher expense levels combined with fluctuations in revenue could affect the Company's quarterly and annual results and result in fluctuations in its operating results. The Company intends to continue to invest significant amounts in expanding its product line and accordingly may continue to experience losses and volatility of revenue and operating results in future periods. The Company believes that the recent growth rates reflected in results of operations for prior periods should not be relied upon as an indication of growth rates for future periods.

In May, the Company combined its two facilities in Austin, Texas into one primary location. The Company has committed to certain expenditures for leasehold improvements and moving costs which will be incurred in the fourth quarter of fiscal 1998. The funds to satisfy these commitments will come from cash currently available.

RECENT EVENTS


In the third quarter of fiscal 1998 the Company recorded a non-recurring charge of $2.5 million to reflect a change in the Company's strategy for selling and distributing its embedded software products. The Company has historically sold its products indirectly through third party distributors. As Metrowerks has moved into the embedded systems marketplace, the Company has determined that selling its products directly is a more effective and efficient selling approach. Accordingly, in the third quarter, the Company recorded the charge to reserve for the remaining inventory at third party distributors. The Company also announced that effective May 1, 1998 the Company increased the retail prices of its embedded software products from $899 to between $2,000 and $3,000.

The Company also announced support for three new microprocessor architectures in the third quarter. Metrowerks will develop CodeWarrior development tools for Motorola's M.CORE microprocessor and Motorola's AltiVec technology, their next generation PowerPC architecture. The M.CORE architecture is targeted for integrated wireless, automotive, consumer electronics and general market applications while the AltiVec technology is designed for increased levels of performance in multimedia. In addition, Metrowerks announced that it will be supporting AMD-3D Technology with its CodeWarrior tools. AMD-3D technology is targeted for programmers, such as game developers who are writing applications with extensive graphics and multimedia requirements.

The Company announced in the third quarter that a new subsidiary, Quorum Technologies, had been formed to provide support to Metrowerks and Metrowerks partners who use GCC compilers and linkers based on the Free Software Foundation or Cygnus Solutions codebases.

Metrowerks also announced that it would develop CodeWarrior software development tools for Novell's NetWare Server Operating System. The tools will include the CodeWarrior Windows-hosted integrated development environment with C/C++ compilers and Novell's debugger, libraries and linkers. Metrowerks began shipping the tools in the third quarter of fiscal 1998.

The Company recently announced that CodeWarrior would be the primary development environment for the QNX 4.2 and QNX Neutrino Realtime Operating Systems from QNX Software Systems Ltd. ("QNX"). The QNX 4.2 and QNX Neutrino Realtime Operating Systems are scaleable, fault-tolerant OSes with fully distributed processing. Applications include telecom/datacom devices, industrial controllers, office equipment, medical instrumentation, and consumer electronics.


RESULTS OF OPERATIONS


The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of revenue for the periods indicated:

                                           Three Months                                       Nine Months
                                              Ended                                               Ended
                                             April 30,                                           April 30,
                                    1997                   1998                       1997                      1998
                                ----------              -----------                ----------                ----------
Revenues, net                      100.0%                    100.0%                    100.0%                    100.0%
Cost of sales                       26.5                      20.0                      29.0                      17.1
Product margins (1)                 61.3                      72.1                      61.0                      79.0
Operating expenses:
     Research and development       50.6                      85.4                      34.9                      49.7
     Selling, administrative
     and technical support          60.8                      90.7                      47.0                      53.5
     Depreciation of property
     and equipment                   9.0                      13.1                       6.6                       8.4
     Non-recurring charge          118.9                                                35.6
         Total operating
          expenses                 239.3                     189.2                     124.1                     111.6
Operating loss                    (165.8)                   (109.2)                    (53.1)                    (28.7)
Other income:
    Interest income and other        1.9                       3.9                       2.4                       2.5
Net loss                          (163.9)                   (105.3)                    (50.7)                    (26.2)

(1) Product margins are based on net software product revenues and cost of software product sales only.

REVENUE

The Company recognizes revenue from the sale of its products upon the later of shipment or the satisfaction of all significant Company obligations. All revenue is derived from unaffiliated customers. Product returns are estimated and provided for at the time of sale. Such return allowances as a percentage of revenues have varied significantly over recent years and periods, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company has reduced significantly its dependence on third party distributors for its embedded software products, however the Company expects return allowances for its desktop products will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within expectations, the setting of return allowances requires judgments regarding such factors as future competitive conditions and product acceptance, which can be difficult to predict.

The Company also derives revenue from product development agreement fees. Product development agreement fees related to software development are recognized on a percentage of completion basis over the term of the contract, and are included in revenue in the income statement.

Revenue, a substantial portion of which has been derived from sales of the Company's CodeWarrior professional programming tools, increased 53.2% from $3.62 million in the third quarter of fiscal 1997 to $5.54 million in the third quarter of fiscal 1998, prior to the non-recurring charge of $2.50 million in the current quarter. The increase in revenues is due in large part to an increase of $2.27 million in net product sales from $2.32 million in the third quarter of fiscal 1997 to $4.59 million in the third quarter of fiscal 1998, prior to the non-recurring charge. Product sales after the non-recurring charge were $2.09 million. Product development agreement revenues for the third quarter of fiscal 1998 decreased to $950,000 from $1.30 million in the third quarter of fiscal 1997 as the Company has shifted its focus towards direct product sales. Revenues increased 38.4% from $12.07 million for the nine month period ended April 30, 1997 to $16.70 million for the nine month period ended April 30, 1998, prior the non-recurring charge. The increase is due primarily to an increase in product sales of $4.29 million for the nine month period ended April 30, 1998, prior to the non-recurring charge.


COST OF SALES AND PRODUCT MARGINS

Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, royalties and shipping expenses. Costs associated with product development agreement revenues are included in research and development expenses, are not separately identified and approximate revenue. Cost of sales decreased from $958,000 in the third quarter of fiscal 1997 to $606,000 in the third quarter of fiscal 1998. Of these amounts, the cost of gross software sales was $857,000 in the third quarter of fiscal 1997 and $572,000 in the third quarter of fiscal 1998, representing 34.6% and 12.1% of gross software sales, respectively. Cost of sales for the nine month period ended April 30, 1997 was $3.50 million and $2.42 million for nine month period ended April 30, 1998, a decrease of 30.8%. The cost of gross software sales was $3.26 million for the nine month period ended April 30, 1997 and $2.12 million for the nine month period ended April 30, 1998, representing 34.7% and 15.2% of gross software sales respectively. The Company has focused on its manufacturing, fulfillment and distribution operations and has seen significant improvements in its gross margin as a result. Additionally, the Company has seen an increase in the amount of direct software sales to customers which reduce the amount of fulfillment and distribution costs resulting in higher margins for the quarter. In the second quarter of fiscal 1998, cost of gross software sales totaled $599,000 or 13.1% of gross software sales


OPERATING EXPENSES

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

Research and development costs increased from $1.83 million in the third quarter of fiscal 1997 to $2.60 million in the third quarter of fiscal 1998, representing 50.6% and 85.4% of net revenues, respectively. For the nine month period ended April 30, 1997 research and development expenditures were $4.21 million compared to $7.06 million for the nine month period ended April 30, 1998, representing 34.9% and 49.7% of net revenues, prior to the non-recurring charge, respectively. The percentage increase for the third quarter fiscal 1998 and the nine month period ended April 30, 1998 is due to the non-recurring charge on sales in the third period. Prior to the non-recurring charge research and development costs represent 46.9% of net revenues for the third quarter fiscal 1998 and 42.3% for the nine month period ended April 30, 1998. Research and development expenditures consist primarily of personnel-related costs. Increases in expenses were due primarily to the growth of the Company's research and development team from 80 employees to 120 employees. Research and development expenses in the second quarter of fiscal 1998 were $2.38 million or 47.5% of net revenues.

Selling, administrative and technical support. Selling, administrative and technical support costs increased from $2.20 million in the third quarter of fiscal 1997 to $2.75 million in the third quarter of fiscal 1998, representing 60.8% and 90.7% of net revenues, respectively. Selling, administrative and technical support costs increased from $5.67 million for the nine month period ended April 30, 1997 to $7.60 million for the nine month period ended April 30, 1998, representing 47.0% and 53.5% of net revenues, prior to the non-recurring charge, respectively. The percentage increase is due to the non-recurring charge against sales in the third quarter of fiscal 1998. Prior to the non-recurring charge selling, administrative and technical support costs represent 49.7% of net revenues for the third quarter of fiscal 1998 and 45.5% for the nine month period ended April 30, 1998. This increase in absolute costs is due to an increase in selling, administrative and technical support headcount from 76 employees at April 30, 1997 to 92 employees at April 30, 1998. In the second quarter of fiscal 1998, selling administrative and technical support costs totaled $2.47 million or 49.4% of net revenues.

Depreciation expense totaled $324,000 in the third quarter of fiscal 1997, $408,000 in the second quarter of fiscal 1998, and $398,000 in the third quarter of fiscal 1998. For the nine month period ended April 30, 1997 depreciation expense totaled $794,000 compared to $1.19 million for the nine month period ended April 30, 1998. The increase in depreciation expense from year to year is due to the Company's investment in property and equipment necessary to provide support for the Company's growth during this period.


LIQUIDITY AND CAPITAL RESOURCES

On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement, 1,500,000 special warrants ("Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements were modified in that the Company agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the Special Warrants. The special warrants were exercised in January 1998. Accordingly, 1,475,000 shares were issued from treasury by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997. The Company received net proceeds of $12.02 million from the offering. The proceeds are net of underwriter's fees of $580,938 and will be further reduced by anticipated offering costs of $426,000 which were included in accrued liabilities at January 31, 1998.

Net cash used in operating activities was $5.11 million and $2.19 million for the nine-month periods ended April 30, 1998 and 1997, respectively. The decrease in cash from operations is primarily due to the loss from operations and growth in accounts receivable during the period. Net cash used in investing activities was $1.06 million and $3.40 million for the nine-month periods ended April 30, 1998 and 1997, respectively. These expenditures were primarily for the acquisition of furniture and equipment to support the increase in headcount. Expenditures for the nine-month period ended April 30, 1997 also included the costs related to the investments for the office in Tokyo, Japan, the acquisition of fulfillment operations, and the acquisition of the principle assets of the Latitude Group, Inc.. Net cash provided by financing activities was $11.83 million and $150,000 for the nine-month periods ended April 30, 1998 and 1997, respectively.


YEAR 2000 COMPLIANCE

"Year 2000 Compliant" means that a program, when used in accordance with its associated documentation, will (a) initiate and operate, (b) correctly store, represent, and process dates, and (c) not cause or result in an abnormal termination or ending, when processing data containing dates in the Year 2000 and in any preceding and following years, provided that all third party products that exchange date data with the program do so properly and accurately and in a form and format compatible with the program.

The products provided by Metrowerks process dates only to the extent that these products use date data provided by the host or target operating system for date representations used in internal processes, such as file modifications. Any Year 2000 Compliance issues resulting from the operation of the products are therefore necessarily subject to the Year 2000 Compliance of the relevant host or target operating system. The Company has directed its customers to the relevant statements of Microsoft Corporation, Sun Microsystems, Inc., Apple Computer, Inc., and other host or target operating systems relating to the Year 2000 Compliance of their operating systems. Except as expressly described above, the products, in themselves, do not process date data and therefore do not implicate Year 2000 Compliance issues.

The Company has also assessed the readiness of its internal computer systems and does not expect to incur significant costs in implementing Year 2000 changes if necessary. There can be no assurance that such changes will be fully completed in a timely manner. Additionally, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers and financial service organizations with which the company interacts.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

     The underwriters of this private placement were RBC Dominion Securities Inc., CIBC Wood Gundy Securities Inc., and Gordon Capital Corporation.


ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON THE FORM 8-K

     (A)   EXHIBITS

           27. Financial Data Schedule

     (B)   REPORTS ON FORM 8-K

           The Company filed no reports on Form 8-K during the quarter ended April 30, 1998.


For further information, refer to the Form 10-K for the year ended July 31, 1997 of the company.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Metrowerks Inc.


Date: June 15, 1998                     By: /s/ James H. Welch
                                           -----------------------------------
                                           James H. Welch,
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

METROWERKS INC.