Form 10-K405
period 1998-07-31
METROWERKS INC /TX/
filed 1998-11-02
CIK 1008116

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1998
                                      or
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      for the transition period from   to

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
             Securities Exchange Act of 1934 during the preceding
                12 months (or for such shorter period that the
                registrant was required to file such reports),
                    and (2) has been subject to such filing
               requirements for the past 90 days. Yes [X] No [_]

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

       The aggregate market value of the voting stock by non-affiliates of the registrant as of OCTOBER 15, 1998 WAS $33,111,474.

Number of shares of common stock outstanding as of OCTOBER 15, 1998: 12,919,030

 This Annual Report on Form 10-K contains 72 Pages of which this is number 1.
                    The Index to exhibits begins on page 28.

Part I

  Item 1.     Business                                                        3

  Item 2.     Properties                                                     18

  Item 3.     Legal Proceedings                                              18

  Item 4.     Submission of Matters to a Vote of Security Holders            18


Part II

  Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters                                    19

  Item 6.     Selected Consolidated Financial Data                           20

  Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  21

  Item 7a.    Quantitative and Qualitative Disclosures About Market Risk     27

  Item 8.     Financial Statements and Supplementary Data                    27

  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                         27


Part III

  Item 10.    Directors and Executive Officers of the Registrant             27

  Item 11.    Executive Compensation                                         27

  Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                 27

  Item 13.    Certain Relationships and Related Transactions                 27


Part IV

  Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                            28

              Signatures                                                     30

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

ITEM 1.   Business

Metrowerks Inc. ("Metrowerks" or "the Company") was amalgamated on January 1, 1990 under the Canada Business Corporations Act and the information contained herein includes that of the Company and its wholly owned subsidiary, Metrowerks Corporation, a Texas corporation, which was formed in June 1994, and Metrowerks Corporation's wholly owned subsidiary, Metrowerks Co. Ltd., a Japanese corporation, which was formed in August 1996. Metrowerks is a computer software development company that designs, develops, markets and supports software development tools. The Company's products are used primarily by professional software programmers and by programmers in the academic community to create software applications. The Company's principal product line, Metrowerks(R) CodeWarrior,(R) consists of a suite of programming tools used to develop software in the C, C++, Java,/TM/ Pascal and low-level (assembly) programming languages.

CodeWarrior is hosted on Windows(R) 95/98/NT(R)-based, Solaris-based and Macintosh(R) computers and is used to develop software for platforms using a variety of operating systems ("OS") including desktop operating systems Windows 95/98/NT and Mac(R) OS and commercial off-the-shelf embedded operating systems, such as VxWorks, QNX, Nucleus OS and Windows CE. CodeWarrior is also the primary tools solution for many proprietary platforms such as 3Com's Palm Computing platform, Sony PlayStation, Nintendo 64 and AG Communications', a Lucent subsidiary, GTD-5 operating system.

The Company's principal line of products, known as CodeWarrior, includes an Integrated Development Environment ("IDE") which includes: native and two-machine debuggers, which use a common user interface and which provide source-level debugging capabilities for a variety of operating systems, including those listed above; a text editor for editing source code; class browsers used for developing and editing programs in object-oriented languages such as C++ and Java; a state-of-the-art project manager which obsoletes "make" files; computer language compilers for compiling source code written in C, C++, Pascal, Java, and assembly programming languages into machine code for a variety of microprocessors, including the 68K, PowerPC,(R) x86, and MIPS(R) families of microprocessors; and linkers, which permit compiled object code to be linked to create "executable object code," more commonly known as software programs.

The Company believes that CodeWarrior has become the industry standard for developing Macintosh programs, and that its CodeWarrior products have been used to program over 75% of all software applications that run native on the Power Macintosh computer. Since the introduction of CodeWarrior in January 1994, the number of registered users of CodeWarrior has grown to over 130,000 users in 75 countries.


                                                                      BACKGROUND

                                             PROGRAMMING LANGUAGES AND COMPILERS

Microprocessors operate based on electrical impulses, with each character or "bit" consisting of "on" (current or "1") and "off" (no current or "0"). Each keystroke on the computer keyboard is represented by one "byte," which is composed of a unique sequence of eight bits. This programming language is known as machine language or object code. Because it is difficult and cumbersome to program in object code, programming languages that use the standard 26-letter alphabet have been devised. Programming languages are divided into two basic types: low-level and high-level. Low-level languages, known as assembly languages, map the logic of the instructions that a microprocessor processes on a one-for-one basis. Programs written in assembly language are very efficient in their use of microprocessor memory. However, because of this one-to-one mapping to a particular microprocessor's instruction set, there is not "one" assembly language but rather one for every kind of microprocessor. In order for a program written in assembly language for a particular kind of microprocessor to operate on a different kind of microprocessor, the program must be rewritten. Therefore, programming in assembly languages takes longer, is expensive and requires a great deal of technical training and skill.

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

     Pascal - used for education purposes;

     BASIC - used for database application front-end development and in education;

     COBOL - used for programming mainframe-based applications;

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


                                                            TECHNOLOGICAL TRENDS

The continuing evolution of computer technology has dramatically impacted the environment in which computer programmers must operate. The development of new programming languages, new operating systems, new types of microprocessors and the increased focus by developers and companies on time-to-market issues have all created new demands on programmers.

One of the most significant changes has been the increasing number of 32-bit microprocessors used in desktop and embedded systems. This shift has resulted in the development of new operating systems for the desktop and embedded systems markets, the creation of major new microprocessors, such as Intel's Pentium(R) family of processors, the increased use of object-oriented programming languages, most notably C++ and Java, and the importance of networking and communications technology. Prior to the invention in the 1980's of relatively low-cost Dynamic Random Access Memory ("DRAM"), programmers went to great lengths to "optimize" their software to use as little memory as possible, resulting in relatively longer product development times. Today's competitive environment for desktop and embedded applications software requires that reliable software applications be developed with a wide variety of features and brought to market quickly and in a cost-effective manner. Today's programmer must balance optimization and use of memory and systems resources with time-to-market considerations.

The introduction and increasing use of Reduced Instruction Set Computing ("RISC") technology, such as the PowerPC microprocessors now used in the Power Macintosh computer and the modified RISC architectures of the Pentium, Pentium Pro and Pentium II microprocessors, has also affected the applications software market. RISC-based microprocessors utilize different instruction sets than the traditional complex instruction sets utilized in other common microprocessors such as Intel's X86 or Motorola's 68K family of microprocessors. Because of their relatively low cost, 32-bit RISC-based microprocessors are being utilized in embedded systems applications in consumer electronics products, hand-held computers, set-top boxes, game machines, telecommunications products, automotive products and other electronic systems. These 32-bit microprocessors permit more features and functionality than can be programmed into 4-, 8- or 16-bit microprocessors, which have lower computing power and memory capability.


                                                            NEEDS OF PROGRAMMERS

The Company believes that software companies and their programmers regard the following as critical attributes of programming tools:

 . BUILD TIME. The Company believes that today, programmers are concerned with not only creating the most highly optimized code, but also with the time required to build code and the speed with which a reliable product can be brought to market. Therefore, "build time," the time it takes to convert a set of source code instructions into a finished application, has become critically important to programmers. Shorter build times allow programmers more time to add features to an application and to test and debug the software more thoroughly.

 . SPEED, SIZE AND QUALITY OF OBJECT CODE. In general, application developers prefer to have applications whose code is smaller and faster than their competitor's application. Faster code execution usually maximizes customer satisfaction regarding performance, and smaller code size minimizes the use of memory which can reduce hardware system requirements. This is true for both desktop and embedded applications. Some applications, particularly in the embedded systems market, are time-critical and/or memory constrained and demand code that is optimized for speed and/or size.

 . EASE OF USE. Because of the sophisticated nature of software development, the large number and geographic dispersion of programmers and the increasing number of microprocessors and operating systems being targeted by developers, software development tools must be easy to use. Extensive training requirements and learning curves associated with complicated development tools can result in increased costs and extended development cycles.

 . FREQUENCY OF UPDATES. Due to the increased pace of microprocessor innovation, changes in operating systems and evolving standards for programming languages, programming tools must be updated frequently. Programmers must keep current with these changes so that the development process is not delayed by requiring programmers to spend time modifying their software applications to reflect such changes.

 . SOPHISTICATED DEBUGGING. Because of the increasing complexity of software, programming tools must provide debugging capabilities sophisticated enough to permit programmers to test software quickly and thoroughly to identify and correct "bugs" in the software being developed. This need is particularly critical for developers of embedded applications, which are usually burned into read-only memory ("ROM").


                                                                        STRATEGY

The Company's vision is to be the leading high-volume provider of cost-effective, standardized programming tools for software developers in the desktop development market, the embedded development market and the Java technology market. The Company has focused on providing developers with a single IDE that allows them to write software applications in a variety of programming languages targeted at a variety of microprocessors and operating systems used in these markets. The key elements of the Company's strategy are as follows:

SALES PENETRATION IN THE EMBEDDED MARKET. The Company has expanded its sales strategy to better target the embedded market. The Company intends to sell into the embedded market through direct sales to end customers and through original equipment manufacturer ("OEM") licensing arrangements. OEMs as defined by the Company includes semiconductor vendors and systems vendors.

     Direct Sales to End Customers. The Company has historically sold most of its products indirectly through third party distributors. These types of distribution channels have not been utilized in the embedded market, and in fiscal 1998 the Company focused on strengthening its direct sales team for its anticipated growth in the embedded market. The Company's direct sales force has increased from 11 employees at the end of fiscal 1997 to 26 employees at the end of fiscal 1998. The Company anticipates that it will need to increase the number of employees in its direct sales force in fiscal 1999 to properly address the sales opportunities that the Company believes exist in the embedded market.

     OEM Licensing Arrangements. Metrowerks has targeted semiconductor vendors and systems vendors as potential licensees of the CodeWarrior IDE and other CodeWarrior technologies. Semiconductor vendors typically ship hardware and software development tools to potential customers for evaluating their microprocessors for potential platforms. By providing developers with an easy-to-use product that is customized for their boards, semiconductor vendors increase the potential for design wins by reducing the customer's development costs and improving the time to market for the new product.

     The Company entered into several OEM arrangements in fiscal 1998 including agreements with Applied Microsystems Corporation, Be, Inc., 3Com Corporation and QNX Software Systems, Ltd., and anticipates that OEM arrangements, as described above, will be a significant percentage of revenue for fiscal 1999. However, there can be no assurance that the Company will be able to enter into future agreements or that the existing or future agreements will result in sales of the CodeWarrior products.

     Systems vendors (primarily providers of integrated development solutions including off-the-shelf operating systems, proprietary operating systems and hardware platforms) need traditional embedded tools for initial platform development (pre-platform development) that are compatible with the tools used for application development (post-platform development). System vendors need to provide developers with post-platform development tools that are easy-to-use, desktop-like tools. Management believes that the Company is well positioned for this market, as CodeWarrior products are unique in that they benefit from development experience in both the desktop and embedded markets. The Company does not believe that any of their competitors have similar product experience.

BROADEN PRODUCT OFFERINGS. The Company believes that its future success is highly dependent on its ability to market CodeWarrior products that have a variety of front-ends (for new programming languages) and back-ends (for new platforms or operating systems) in order to reach as large a group of potential customers as possible. In fiscal 1998, the Company released four new products with ten additional products scheduled for release through the end of calendar 1998. In continuing to execute on this element of its strategy, the Company intends to:

     Expand by Developing Back-Ends for Embedded Platforms. The Company's initial products had back-ends for Motorola 68K and PowerPC microprocessors used by the Macintosh computer. The Company has since developed back ends for the x86 family of microprocessors (including optimizations for Intel MMX, AMD K6 and AMD K6-2 with 3D Now! instruction sets), the MIPS families of microprocessors, the NEC V800 and Vr Series of microprocessors and Motorola's 56800 family of DSP microprocessors. The Company is in the process of developing back ends for Motorola's MCore microprocessor and Hitachi SuperH families of microprocessors which are popular in the embedded systems market.

     Increase Support for a Variety of Operating Systems. The Company currently supports development for desktop operating systems such as Windows 95/98/NT and Mac OS; commercial off-the-shelf embedded operating systems such as VxWorks, QNX, Nucleus OS and Windows CE, and proprietary embedded operating systems such as PlayStation OS, Palm OS, and Nintendo. The Company anticipates supporting additional multi-purpose, commercial off-the-shelf embedded operating systems and proprietary embedded operating systems in the future. The Company's intention is to provide developers with the ability to target a variety of operating systems and the related microprocessors from the CodeWarrior IDE.

     Partnering Agreements. The Company has entered into product development agreements with various companies. The details of these arrangements vary, but generally they provide for the porting of Metrowerks' programming tools to a specific platform, for payments to Metrowerks for its porting efforts and for either ownership of, or a license to market, the ported programming tools. The other party to these agreements is generally permitted to utilize the ported tools for its own internal use, or in certain instances, to bundle the tools with hardware developed by such party. These partnering agreements have provided the Company with a significant amount of revenue, constituting approximately 21% of its revenue for fiscal 1998 and 26% for fiscal 1997. As a result, the Company is able to devote more of its financial resources to research and development than it would otherwise be able to do. There can be no assurance that the Company will be able to continue to enter into these arrangements in the future.

CONTINUED ENHANCEMENTS TO THE COMPANY'S WINDOWS 95/98/NT DEVELOPMENT TOOLS. In fiscal 1997, the Company released CodeWarrior Professional, which combined the Company's Windows 95/98/NT-hosted and Mac-hosted tools for developing applications for the desktop market. The Company has focused on adding features to the CodeWarrior Professional product to make the product more competitive with other tools in the Windows development market. The Company added several new features in fiscal 1998 including fully integrated debug support and support for Intel MMX, AMD K6 and AMD K6-2 with 3D Now! instruction sets. In September 1998, Metrowerks shipped CodeWarrior Professional Release 4 which included a resource editor and, in the Company's opinion, one of the most highly optimized x86 compilers in the market. The Company plans to add several functions to these tools in the near future the most important of which is Rapid Application Development ("RAD") tools scheduled to be released with CodeWarrior Professional Release 5 in the third quarter of fiscal 1999. Although Microsoft dominates this market, the Company feels that the market is large enough for the Company to increase market share in certain niches. These niches include:

          Cross-Platform Development - Developers who program for Windows as well as other targets such as Mac OS, Solaris and Linux, which Microsoft does not support.

          Academic Development - Educational institutions have a variety of installed systems and benefit from the ability to deploy a common solution across platforms. See Strategy - Target the Educational Market below.

          Game Development - Developers in this market benefit from the multimedia extension support provided by CodeWarrior for Intel and AMD processors. Developers also benefit from CodeWarrior's support of multiple gaming platforms, including Sony PlayStation and Nintendo 64.

          High-Performance Development - The x86 compiler in CodeWarrior Professional is, in the Company's opinion, one of the most highly optimized compilers in the market. Additionally, the Company recently released the CodeWarrior Analysis Tools, a suite of low-priced tools for analyzing code performance. The code performance tools are compatible with code generated by either CodeWarrior or Microsoft's Visual C++.

TARGET THE EDUCATIONAL MARKET. The Company currently markets its CodeWarrior Academic products to universities, colleges and high schools, many of which have standardized on CodeWarrior for computer programming classes. Educational institutions have a variety of installed computers and operating systems in their labs that may or may not be compatible with the student's home computer. Because CodeWarrior is a multi platform solution (runs on Windows 95/98/NT, Solaris and Mac OS and allows students to write code for platforms), all of these institutions can eliminate the need for different sets of development tools for each platform. Additionally, CodeWarrior allows students and professors to share code bases that are written on different platforms. CodeWarrior's multiple language support also offers greater flexibility in language choice to these institutions.

MAINTAIN LEADERSHIP IN THE MACINTOSH COMPUTER MARKET. The Company believes that its CodeWarrior products have become the industry standard for Macintosh-hosted programming tools and that its CodeWarrior products have been used to program over 75% of all commercially available software applications for the Power Macintosh computer. The Company's intention is to maintain this position through continued enhancements to its Macintosh tools.


PRODUCTS

  The following is a listing of the Company's products which represent over 90 percent of the Company's total product revenues:


Desktop Products

  CODEWARRIOR PROFESSIONAL: CodeWarrior Professional is Metrowerks' flagship product. It is an integrated development tools suite for creating applications that run on the Windows 95/98/NT or Mac OS operating systems. CodeWarrior Professional supports the development of applications in C, C++, Java, and Pascal. On the Windows platform, it includes support for 3DNow! extensions on AMD K-6 processors, and MMX extensions on Pentium processors. On the Macintosh platform, it includes support for AltiVec extensions on PowerPC processors.

  CODEWARRIOR PROFESSIONAL ACADEMIC: This product is identical to CodeWarrior Professional and is marketed to the academic community. This product is limited to non-commercial use.

  DISCOVER PROGRAMMING FOR WINDOWS AND DISCOVER PROGRAMMING FOR MACINTOSH: These are entry-level products designed for individuals who want to learn programming. These products contain the CodeWarrior IDE hosted on Windows 95/98/NT or MacOS for developing C, C++, Java and Pascal applications. The products contain books and materials specifically designed for people who want to learn how to program.

  VISUAL SOURCESAFE FOR MACINTOSH: This product is a version control tool that is used by developers on Macintosh computers to manage large software projects. It is fully compatible with Microsoft's Windows-based Visual SourceSafe.

The Company has released or is currently planning to release the following CodeWarrior desktop tools in fiscal 1999:

  CODEWARRIOR PROFESSIONAL (SOLARIS): CodeWarrior Professional (Solaris) is the version of the CodeWarrior Professional product hosted on the Solaris operating system and running on workstations from Sun Microsystems Inc. This product allows developers to create C/C++ applications using command-line adapters for GNU compilers and Java applications using Metrowerks bytecode compilers.

  CODEWARRIOR ANALYSIS TOOLS(TM): This CodeWarrior product which was introduced in October 1998, is a combination hierarchical profiler and visual code coverage tool. Developers use these tools to analyze and verify program execution in order to assure the highest performance and quality in their programs. The tools can be used with code generated by CodeWarrior or Microsoft Visual C++.


Embedded Systems Products

  MICROPROCESSOR SPECIFIC:

     The following embedded products all include the CodeWarrior IDE hosted on Windows 95/98/NT operating systems with C/C++ and assembly language support:

     CODEWARRIOR FOR POWERPC(TM) EMBEDDED SYSTEMS: For designing applications running on MIPS (ISA level I, II, III, IV) RISC microprocessors.

     CODEWARRIOR FOR MIPS(R) EMBEDDED SYSTEMS: For designing applications running on MIPS (ISA level I, II, III, IV) RISC microprocessors.

     CODEWARRIOR FOR NEC(R) V800 SERIES: For designing applications running on the NEC V8xx Series of RISC microprocessors.

     CODEWARRIOR FOR NEC(R) VR SERIES: For designing applications running on the NEC Vr Series of RISC microprocessors (MIPS ISA levels I, II, III and IV).

     DISCOVER PROGRAMMING FOR MOTOROLA(R) DSP: Entry level product designed as a starter kit and development solution for the Motorola 56811 and 56824 Digital Signal Processors ("DSPs"). Discover Programming for Motorola DSP supports application development in C or assembly language only.

  PLATFORM SPECIFIC:

     CODEWARRIOR FOR SONY PLAYSTATION(TM): This product includes the CodeWarrior IDE hosted on Windows 95/98/NT and Mac OS operating systems with C, C++ and assembly language support for developing applications that run on the Sony PlayStation and Sony PlayStation Development System.

     CODEWARRIOR FOR PALM COMPUTING PLATFORM: This product includes the CodeWarrior IDE hosted on Windows 95/98/NT and Mac OS operating systems with C language support for developing applications that run on the 3Com Palm Computing platform. The Company has entered into an OEM agreement with 3Com that grants to 3Com the exclusive right to market CodeWarrior for Palm Computing platform throughout fiscal 1999 on a per unit royalty basis.

     CODEWARRIOR FOR NUCLEUS PLUS(R) EMBEDDED DEVELOPMENT KIT: This product features kernel-aware debugging support for the Nucleus PLUS(R) real-time operating system from Accelerated Technology Inc. It is used in conjunction with CodeWarrior tools targeting a particular microprocessor to create a complete solution for Nucleus PLUS development.

The Company has released or is currently planning to release the following CodeWarrior desktop tools in fiscal 1999:

  CODEWARRIOR FOR QNX(R) 4.2: This product is a Windows 95/98/NT-hosted version of the CodeWarrior IDE which can be used to develop legacy QNX applications running on x86-based hardware. This product supports application development in C, C++ and assembly language.

  CODEWARRIOR FOR QNX(R)/NEUTRINO: This product is a Windows 95/98/NT-hosted version of the CodeWarrior IDE which can be used to develop applications running under the QNX/Neutrino operating system. This product supports application development in C, C++ and assembly language. These tools support Neutrino development for hardware that is based on x86, PowerPC, and MIPS microprocessors.

  CODEWARRIOR FOR VXWORKS(R)/TORNADO(TM) EMBEDDED DEVELOPMENT KIT: This product features kernel aware debugging support for the VxWorks(R) real-time operating system from Wind River Systems(R). It is used in conjunction with CodeWarrior tools targeting a particular microprocessor to create a complete development solution for VxWorks development.

  WINDOWS(R) CE/X86 EMBEDDED DEVELOPMENT KIT: This embedded toolkit supports Windows CE development for x86-based hardware. The embedded toolkit is used in conjunction with x86 core development tools to create a complete package for Windows CE application development for x86-based platforms.

  WINDOWS(R) CE/MIPS EMBEDDED DEVELOPMENT KIT: This embedded toolkit supports Windows CE development for MIPS-based hardware. The embedded toolkit is used in conjunction with MIPS core development tools to create a complete package for Windows CE application development for MIPS-based platforms.

  CODEWARRIOR FOR M-CORE(TM) EMBEDDED SYSTEMS: This product will include the CodeWarrior IDE and hosted on Windows 95/98/NT, back-ends for developing software applications to run on Motorola's M-CORE family of microprocessors.

  CODEWARRIOR FOR HITACHI SUPERH EMBEDDED SYSTEMS: This product will include the CodeWarrior IDE hosted on Windows 95/98/NT, C, C++, and Assembly front-ends and back-ends for developing software applications to run on Hitachi SuperH microprocessors.

Note: All products that support C++ development also support EC++ development as defined by the EC++ Technical Committee.

There can be no assurance that any of these new platforms, operating systems or programming languages or that any of the Company's proposed programming tools will be completed or achieve commercial success. Failure of a particular platform for which the Company has developed a back-end or a programming language for which the Company has developed a front-end would result in reduced demand for software applications that run on the platform or in the programming language, which in turn could adversely affect the Company's business, financial condition and results of operations. See "Additional Risk Factors-Importance of New Products and Technological Change."


                                                        RESEARCH AND DEVELOPMENT

The Company continues to make substantial investments in research and development. While the Company believes that its future performance will depend upon the success of its research and development efforts, it also believes that the modular design of its CodeWarrior products provides it with the ability to incrementally add a new back-end (for a new platform or operating system) or a new front-end (for a new programming language). This architecture significantly reduces both the cost and the time-to-market required to release new tools for a new platform, operating system or programming language, that it would otherwise face if it had to develop an entirely new set of programming tools.

The Company has a program, "Metrowerks Permanent Testing Partners," which helps supplement the Company's product testing efforts. The Company has a testing group of over 1,300 CUSTOMERS. This testing group is provided with product updates or new releases in advance of their release to the public. The members of this group utilize the product and notify the Company of any errors they encountered, which are subsequently corrected prior to the general release of the product. The Company believes that its Metrowerks Permanent Testing Partners program provides it with additional product testing and quality control capabilities at very little additional cost.

The Company has also supplemented its internal product development efforts through external product development agreements. Such funding is generally pursuant to agreements with third parties which provide for the Company to develop programming tools from existing CodeWarrior technology for a specific platform designed by the third party. The Company receives product development fees, generally to be paid subject to the Company meeting performance standards and development milestones, which are usually sufficient to cover all or a substantial portion of the Company's research and development costs. The Company either owns, or is generally granted a license to market, these programming tools with its products. The Company recorded revenues of approximately US$2.3 million, US$4.7 million and US$3.9 million pursuant to these product development agreements for fiscal 1996, 1997 and 1998, respectively. The Company has shifted its focus towards selling and marketing its existing product line and, accordingly, product development agreements were a smaller percentage of total revenues in fiscal 1998. While the Company anticipates that these revenues will not increase significantly as a percentage of total revenue in fiscal 1999, they will remain an important factor in the Company's ongoing operations. There can be no assurance that the Company will continue to be able to enter into such software development arrangements.

Because of the need to develop new products and enhance its current product offerings, the Company has invested, and continues to invest, substantial resources in its research and development efforts. At July 31, 1998, the Company's research and development staff constituted approximately 56% of the Company's employees, having grown from 90 employees at July 31, 1997 to 141 employees at July 31, 1998. The Company also relies on independent contractors for some of its research and development projects. The Company incurred costs of approximately US$3.3 million, US$6.5 million and US$10.0 million on research and development activities for fiscal 1996, 1997 and 1998. Such expenditures constituted 31%, 35% and 52% of revenue, respectively, for such periods.

The Company generally releases new versions of, or updates for, its CodeWarrior products twice a year. The success of new product introductions and updates depends upon several factors, including recognition of market requirements, product cost, timely completion and introduction of new products and the targeted platform, operating system or programming languages, and quality of new products and such platforms, operating systems or programming languages. There can be no assurance that the Company will not encounter delays in the development and introduction of future products. Software products as complex as those offered by the Company may also contain undetected errors when first introduced or as updates are released. Although the Company has not experienced any material errors in its products, there can be no assurance that, despite testing by the Company and its testing partners, errors will not be found in new products after commencement of commercial shipments, resulting in a loss of or delay in market acceptance. There can also be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be accepted by its targeted customers or utilized in connection with its targeted applications or that products or technologies developed by other companies will not render the Company's products or technologies obsolete or noncompetitive. Further, the success of certain of the Company's new tools will depend in part on the amount of software applications developed for a new platform, operating system or programming language, which in turn will depend upon the commercial success of such platform, operating system or programming language introduced by other companies. The failure of the Company's new product development efforts or the lack of market acceptance for the Company's new tools would have a material adverse effect on the Company's business, financial condition and results of operations. The failure of any new platform, operating system or programming language for which the Company may have devoted substantial resources in developing new tools would also have a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Risk Factors-Importance of New Products and Technological Change" and "Risk Factors-Software Defects."

                                                             SALES AND MARKETING

SALES. The Company sells its products through a combination of direct and indirect selling methods. A majority of the Company's desktop product sales and a small percentage of its embedded product sales are made through major distributors such as Ingram Micro, Inc., and Merisel Americas, Inc., which sell to retail stores and mail-order catalogs in the United States and Canada and through distributors that sell to academic institutions. CodeWarrior Professional is listed in a variety of mail-order catalogs, including PC/MacConnection and MacWarehouse, two of the largest mail-order software distribution catalogs specializing in the North American computer market. The Company believes that desktop software programmers frequently utilize mail-order channels rather than retail stores because of the lower prices offered through such mail order companies. Accordingly, the Company continues to emphasize mail-order distribution as a method of marketing.

The Company's direct sales force is the primary source for its embedded product sales as well as site license sales of its desktop products. The Company increased the number of direct sales personnel from 11 people at July 31, 1997 to 26 people at July 31, 1998 in anticipation of the introduction of several new embedded products. The Company's direct sales team sells directly to end-users worldwide.

In fiscal 1998, the Company expanded its sales efforts to include the establishment of OEM relationships with various semiconductor vendors and system vendors ("OEM partners"). Through these OEM relationships the Company typically licenses certain CodeWarrior technologies to the OEM partner for exclusive and non-exclusive distribution to their customers. The Company established an OEM sales team in fiscal 1998 which is now comprised of 4 employees to develop and monitor these relationships exclusively. See "Strategy".

Outside of the United States and Canada, the Company sells directly and through distributors in 73 countries. In fiscal 1996, 1997 and 1998, sales outside of North America were US$1.9 million, US$4.4 million and US$4.3 million, respectively. Approximately 22% of the Company's registered users are located outside the United States. The Company relies primarily on distributors to generate international product sales. The Company generally enters into distribution agreements with these distributors for a one or two year term, with provisions for annual renewals thereafter. Product localization (such as translation of user interface prompts and packaging) is performed for the Company by third parties and by the Company's Japanese subsidiary.

The Company also offers a toll free telephone number for orders which are processed and filled by the Company's operations center in Austin, Texas. With the emergence of new distribution channels such as on-line services and other electronic distribution, the Company is exploring other cost-effective methods of distribution.

MARKETING. The Company markets its products through trade show exhibits and conferences, presentations to large groups of end-users and advertisements in various software catalogs and magazines. All marketing, advertising and public relations activities are performed by the Company's marketing group with assistance from the Company's creative advisors.


                                                                       CUSTOMERS

As of July 31, 1998, the Company had over 130,000 registered users of its CodeWarrior products. Most of the Company's desktop customers are small independent software vendors who generally purchase one copy of the Company's products. The Company's embedded customers range from one and two person developer teams to large corporate developer teams. A large number of students, researchers in academia and university computer science labs use the Company's academic product line.

                                         CUSTOMER AND TECHNICAL SUPPORT SERVICES

The Company believes in providing timely, high quality technical support, which it believes is critical to maintaining customer satisfaction and is an important element of the value it provides to customers. The Company provides telephone, electronic mail and fax-based customer support from 8:00 a.m. to 7:00 p.m., CST, five days per week and has a staff of 15 technical support individuals. Members of the Company's technical support staff typically have several years of experience in areas such as software engineering, software testing or tools development. Most customer support services for the Company's customers outside North America are provided through its international distributors; however, the Company provides the distributors with any needed technical assistance.

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

  EMBEDDED SYSTEMS. The market for programming tools for the embedded systems market is fragmented, highly competitive and characterized by rapid technology advances. The Company's success will depend on the continued enhancement of its current products and execution of the Company's sales strategy in the embedded market. The Company's products compete with tools developed internally by companies and tools offered by third parties. Many platform manufacturers, telecommunications companies and automotive manufacturers, to name a few, develop software applications and programming tools internally (proprietary systems), and accordingly, the Company believes they are less inclined to purchase tools from a third party. In addition, the Company faces competition from third-party embedded software providers of operating systems and tools such as WindRiver Systems, Inc., Integrated Systems, Inc., Microsoft Corporation, Green Hills Software, Inc. and Cygnus Solutions. Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company.

  WINDOWS 95/98/NT PROGRAMMING TOOLS. The Company's PC-hosted tools are new to the market and will need to add additional features to compete with other PC-hosted programming tools. The Company faces significant and intense competition from Microsoft, Inprise and Watcom in this market. All of these companies are well established, have strong brand name recognition, and have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully with these companies.

  MACINTOSH PROGRAMMING TOOLS. With respect to its programming tools for the Mac OS and any next generation operating system from Apple, the Company faces competition from Symantec's Java-based tools and from Apple Computer. Symantec and Apple Computer have substantially greater financial, technical and marketing resources than the Company. The Company estimates that over 75% of the Power Macintosh applications available today were built with CodeWarrior.

                                                           INTELLECTUAL PROPERTY

The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, license agreements, trade secret laws, restrictions on disclosure and transferring title and other methods, rather than patents. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products and obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that copyright protections are less significant to the Company's success than other factors, such as trade secret protection, the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support.

The Company licenses its products primarily under "shrink wrap" licenses (that is, licenses included as part of the product packaging). Shrink wrap licenses are not negotiated with or signed by individual licensees and purport to take effect upon the opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In keeping with industry standards, the Company does not copy protect its software. Accordingly, it may be possible for unauthorized parties to copy or reverse engineer the Company's products or otherwise obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's products. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent of software piracy of its products, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States and Canada.

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

Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its existing products, as it develops new back-ends and front-ends for its CodeWarrior products, it anticipates that it may find it desirable or necessary to obtain other licenses from third parties entitling it to use certain technologies. There can be no assurance that such licenses would be available to the Company on acceptable terms, if at all. The Company currently has non-exclusive licenses to certain software programs from Microsoft, a competitor of the Company. The licensed technologies are incorporated in the Company's Windows 95/98/NT hosted products. The Company pays Microsoft a royalty based upon the number of CodeWarrior products sold that incorporate these programs. These licenses will expire upon the next major release of Windows 95/98/NT. The Company licenses operating system software from Apple pursuant to a non-exclusive license. The Company pays a license fee to Apple for this licensed technology. The agreement has a term of one year and is automatically renewable for successive one-year terms, subject to earlier termination by Apple upon nine month's written notice. In connection with the development of its programming tools for the Java programming language, the Company has a non-exclusive license with Sun Microsystems ("Sun") to use or modify the Java programming language for the purpose of developing a Java-based CodeWarrior product. This license is for an initial five-year term and is renewable by the Company for up to five successive one-year terms. The Company pays Sun a royalty based upon the number of CodeWarrior products sold that incorporate the Java technology. Termination by Microsoft, Apple or Sun or the lapse of these agreements would require product redesign and could significantly increase research and development costs or would require the Company to obtain licenses from third parties, which may not be available to the Company on acceptable terms, if at all. The Company's loss or inability to obtain necessary or desirable licenses from third parties could have a material adverse effect on the Company's business, financial condition or results of operations. See "Additional Risk Factors-Proprietary Technology."

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

The Company does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. The Company generally ships its products within a few days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. Product development agreement revenue backlog was approximately US$250,000, US$780,000 and US$1.2 million as of July 31, 1996, 1997 and 1998, respectively.

                                                                       EMPLOYEES

As of July 31, 1998, the Company employed 250 full-time personnel, including 141 in research and development; 15 in technical support; 68 in sales and marketing; and 26 in management and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. See "Additional Risk Factors - Dependence on Key Personnel."

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

IMPORTANCE OF NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The market for embedded programming tools is fragmented and the market for desktop and embedded programming tools is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technical advantages, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families and operating systems used in the embedded systems market and to respond promptly to customers' requirements. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has historically experienced minor delays in the development of new products. Such delays are common in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's new or enhanced products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. If the results of product development efforts are inadequate or delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL. The Company has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operating and financial systems and the geographic dispersion of its operations. The Company's continued success will depend significantly on its ability to integrate new operations and new personnel. There can be no assurance that the Company will be successful in achieving such integration efficiently. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of who have joined the Company only recently. In addition, the Company believes its future success will depend in large part upon its ability to attract and retain highly skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, integrate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL SALES. In the fiscal years ended July 31, 1996, 1997 and 1998, the Company derived approximately 18%, 24%, and 18%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to certain risks, including political and economic instability; foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. Sales by the Company's Japanese subsidiary are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support.

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

ITEM 2.   PROPERTIES

The Company's headquarters are located in a leased facility in Austin, Texas, consisting of approximately 97,200 square feet of office space. This lease expires in March 2004. The Company has sub-leased 21,600 square feet of the facility through May 2000. The Company leases an additional 14,000 square feet in Austin, Texas formerly used for fulfillment, distribution and administrative operations which is now sub-leased for the remainder of the lease term. The Company also leases offices in Cupertino, California; Boston, Massachusetts; Saint-Laurent, Quebec, Canada; and Tokyo, Japan for sales, marketing and engineering operations.

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

The closing price of the Company's common stock as reported by the NASDAQ National Market as of July 31, 1998 was US$5.13 per share. The price per share in the following table sets forth the low and high prices in the NASDAQ National Market for the quarter indicated (all amounts in US $):

                                                          LOW         HIGH
                                                       ---------   ----------
Fiscal 1997
    First quarter ended October 31, 1996                 $9.25       $12.00
    Second quarter ended January 31, 1997                 7.00        11.25
    Third quarter ended April 30, 1997                    4.88         9.75
    Fourth quarter ended July 31, 1997                    4.00         7.75

Fiscal 1998
    First quarter ended October 31, 1997                 $6.50       $11.00
    Second quarter ended January 31, 1998                 7.79        10.00
    Third quarter ended April 30, 1998                    6.87         9.50
    Fourth quarter ended July 31, 1998                    5.12         7.87

The closing price of the Company's common stock as reported by The Toronto Stock Exchange as of July 31, 1998 was Canadian $7.73 per share. The price per share in the following table sets forth the low and high prices in The Toronto Stock Exchange for the quarter indicated (all amounts in Canadian $):

                                                          LOW         HIGH
                                                       ---------   ----------
Fiscal 1997
    First quarter ended October 31, 1996                 $12.75      $16.15
    Second quarter ended January 31, 1997                  9.50       14.30
    Third quarter ended April 30, 1997                     7.00       12.75
    Fourth quarter ended July 31, 1997                     5.50       10.50

Fiscal 1998
    First quarter ended October 31, 1997                 $ 9.87      $15.30
    Second quarter ended January 31, 1998                 10.87       14.30
    Third quarter ended April 30, 1998                     9.75       13.75
    Fourth quarter ended July 31, 1998                     7.72       11.85

The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future. Additionally, the Company's letter of credit restricts the Company from paying out any dividends. The Company presently intends to reinvest earnings to fund future growth. At July 31, 1998, there were approximately 75 stockholders of record of the Company. Certain record holders are represented by brokers and other institutions on behalf of stockholders. The Company believes the total number of beneficial owners of its common stock to be in excess of 4,000 owners.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, including the Notes to Consolidated Financial Statements included elsewhere in this report.

                                                                                     YEAR ENDED JULY 31,
                                                              1994           1995           1996           1997           1998
                                                          ------------------------------------------------------------------------
                                                              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue                                                       2,040          5,143         10,619         18,293         19,055

Cost of sales                                                   207            910          2,664          4,563          3,046

Operating expenses:
   Research and development                                   1,080          1,574          3,250          6,486          9,964
   Selling, administrative and technical support              1,053          2,348          4,622          8,109         10,704
   Depreciation                                                  66            155            355          1,154          1,684
   Non-recurring charge                                           -              -              -          4,297              -

Total operating expenses                                      2,199          4,077          8,227         20,046         22,352

Operating income (loss) from operations                        (366)           156           (272)        (6,316)        (6,343)

Other income:
   Interest income and other                                     34             98            377            341            446

Net earnings (loss)                                          $ (332)        $  254        $   105        $(5,975)       $(5,897)

Net earnings (loss) per share basic and diluted(1)           $(0.05)        $ 0.03        $  0.01        $ (0.52)       $ (0.48)

Shares used in per share calculation:
   Basic                                                      6,904          7,956         10,620         11,523         12,311
   Diluted                                                    6,904          8,100         10,708         11,523         12,311

                                                                                       AS OF JULY 31,
                                                              1994           1995           1996           1997           1998
                                                          ------------------------------------------------------------------------
                                                              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE SHEET DATA:

Cash and cash equivalents                                    $  767         $4,746         $11,498        $ 5,042        $ 6,708
Total assets                                                  1,677          6,634          18,305         14,168         20,511
Long-term debt, less current portion                            201              -               -              -              -
Total stockholders' equity                                      473          5,571          16,437         10,562         16,218

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

                                                                        OVERVIEW

Metrowerks designs, develops, markets and supports professional software programming tools. The Company's products are used primarily by professional software programmers, and by programmers in the academic community, to develop software applications for a variety of platforms, including Windows 95/98/NT operating systems used by PCs; the Mac OS operating system used by the Macintosh and Power Macintosh computers; and for proprietary and multi-purpose real-time operating systems used in the embedded systems market. The Company derives substantially all of its revenue from a limited number of products. The Company's future revenue is substantially dependent upon the continued acceptance of its CodeWarrior products. The Company is also in the process of developing a number of new products and new versions of existing products and believes that its future operating results will depend upon the commercial success of these new products. There can be no assurance that the Company's new products will achieve market acceptance.

The Company also derives a significant portion of its revenue from product development agreements pursuant to which the Company receives payments from a third party for porting its programming tools to a particular platform, operating system or programming language. The amount of revenue the Company receives from this particular source will depend upon the number of such agreements to which the Company is a party during such quarter and the timing of deliverables under such agreements. Further, there can be no assurance that the Company will be able to continue to enter into such development agreements in the future. The Company's product development efforts have also entailed significant research and development expenditures. In addition, to enhance its competitive position in the future, it will be necessary for the Company to broaden its product offerings. This objective may require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies. Furthermore, if the Company were unable to enter into new software development agreements in the future, the Company would, at a minimum, have to increase its internal research and development expenditures. These higher expense levels combined with fluctuations in revenue could affect the Company's quarterly and annual results and result in fluctuations in its operating results. The Company intends to continue to invest significant amounts in expanding its product line, and, accordingly, may continue to experience losses and volatility of revenue and operating results in future periods. The Company believes that the recent revenue growth rates should not be relied upon as an indication of revenue growth rates for future periods.

The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. "Year 2000 Compliant" means that a program, when used in accordance with its associated documentation, will (a) initiate and operate, (b) correctly store, represent, and process dates, and (c) not cause or result in an abnormal termination or ending, when processing data containing dates in the Year 2000 and in any preceding and following years, provided that all third-party products that exchange date data with the program do so properly and accurately and in a form and format compatible with the program.

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

The Company has also assessed the readiness of its internal computer systems and does not expect to incur significant costs in implementing Year 2000 changes if necessary. There can be no assurance that such changes will fully completed in a timely manner. Additionally, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers and financial service organizations with which the company interacts.

On August 1, 1995, the Company adopted the United States dollar as its reporting currency, and the historical consolidated financial statements have been restated to present amounts in United Sates dollars.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of income as a percentage of revenue for the periods indicated.

                                                                                 AS A PERCENTAGE OF REVENUE
                                                                                      YEAR ENDED JULY 31,
                                                               1994           1995           1996           1997           1998
                                                            ----------------------------------------------------------------------
Revenue, net                                                  100.0%         100.0%         100.0%         100.0%         100.0%

Cost of sales                                                  10.2           17.7           25.1           24.9           16.0

Operating expenses:
Research and development                                       52.9           30.6           30.6           35.5           52.3
Selling, administrative and technical support                  51.6           45.7           43.5           44.3           56.2
Depreciation                                                    3.2            3.0            3.3            6.3            8.8
Non-recurring charge                                              -              -              -           23.5              -

Total operating expenses                                      107.7           79.3           77.4          109.6          117.3

Operating income (loss) from operations                       (17.9)           3.0           (2.5)         (34.5)         (33.3)

Other income:
Interest income and other                                       1.7            1.9            3.5            1.8            2.4

Net earnings (loss)                                           (16.2)%          4.9%           1.0%         (32.7)%        (30.9)%


                                                                         REVENUE

The Company sells its products through its direct sales force and indirectly through distributors. The Company recognizes revenue from the sale of its products upon the later of shipment or the satisfaction of all significant Company obligations. All revenue is derived from unaffiliated customers. Product returns are estimated and provided for at the time of sale. Such return allowances as a percentage of revenue have varied significantly over recent years and periods, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects return allowances will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors activities of its distributors in an effort to minimize excessive returns and establishes its return allowances based on its estimates of expected returns. While historically the Company's returns have been within expectations, the establishment of return allowances requires judgments regarding such factors as future competitive conditions and product acceptance, which can be difficult to predict.

The Company also derives revenue from product development agreement fees. Product development agreement fees related to software development are recognized on a percentage of completion over the term of the contract, and are included in revenue in the income statement.

Total revenue increased from $18.3 million in fiscal 1997 to $19.1 million in fiscal 1998, a 4% increase. Product sales in fiscal 1998 increased $1.5 million, or 11%, from $13.6 million in fiscal 1997 to $15.1 million in fiscal 1998. The increase in product sales is due to the increase in embedded product sales from $2.9 million in fiscal 1997 to $4.7 million in fiscal 1998, a 61% increase. Embedded product revenues consist primarily of sales of CodeWarrior for PowerPC and CodeWarrior for MIPS as well as the Company's OEM agreement with 3Com for their Palm Computing platform. Desktop product sales, consisting primarily of the Company's flagship product CodeWarrior Professional and to a lesser extent the licensing of the CodeWarrior IDE to Be, Inc., increased $405,000 from $9.3 million in fiscal 1997 to $9.7 million in fiscal 1998. Product development agreement revenues decreased 16%, or $800,000 from $4.7 million in fiscal 1997 to $3.9 million in fiscal 1998. The decrease in product development agreement revenue occurred as many of the agreements entered into by the Company were reaching final stages and the Company began to shift its focus towards the sales of these newly developed products.

The Company's revenues in 1997 increased to $18.3 million from $10.6 million in fiscal 1996, an increase of 72% or $7.7 million. The increase in fiscal 1997 was due primarily to increased product sales of CodeWarrior for Mac OS as the Company's subscriber base increased from approximately 50,000 registered users at July 31, 1996 to approximately 100,000 users at July 31, 1997. The Company's product revenues increased $5.2 million or 62% from $8.4 million in fiscal 1996 to $13,578 in fiscal 1997. In 1997, alliances with new partners such as NEC, Motorola, Microsoft, and Microware resulted in an increase in product development agreement revenues of $2.4 million from $2.3 million in fiscal 1996 to $4.7 million in fiscal 1997.

                                                                   COST OF SALES

Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, amortization of capitalized software development costs, royalties and shipping expenses. Costs associated with product development agreement revenues are included in research and development expenses and are not separately identified and approximate revenue. Costs associated with technical support are included in selling, general and administrative expenses and were $528,000, $566,000 and $690,000 in fiscal 1996, 1997 and 1998, respectively. Cost of sales decreased from $4.6 million in fiscal 1997 to $3.0 million in fiscal 1998, representing a 33% reduction. Cost of sales as a percentage of product revenue decreased from 34% in fiscal 1997 to 20% in fiscal 1998. The Company restructured its production and fulfillment operations by bringing in-house all packaging, fulfillment and shipping activities. In addition, the Company has increased the amount of sales generated by its direct sales force, which typically result in higher margins than those products sold through distributors.

Cost of sales increased from $2.7 million in fiscal 1996 to $4.6 million in 1997, an increase of 71%. Cost of sales as a percentage of product revenue increased from 32% in fiscal 1996 to 34% in fiscal 1997. The increase in cost of sales as a percentage of product revenue from fiscal 1996 to fiscal 1997 resulted from royalty payments paid by the Company in 1997 which did not exist in 1996. Margins were also adversely affected by increased sales of hardware, such as General Magic Inc.'s Magic Cap Communicator and the 3Com PalmPilot, which have lower margins than software products.

                                                              OPERATING EXPENSES

Research and development costs increased 54% from $6.5 million in fiscal 1997 to $10.0 million in fiscal 1998, representing 36% and 52% of total revenue, respectively. Research and development expenditures consist primarily of personnel-related costs. Increases in expenses were due primarily to the growth of the Company's research and development team required to expand and enhance the Company's product line. The Company's research and development headcount increased from 90 at July 31, 1997 to 141 at July 31, 1998. Selling, administrative and technical support costs increased 32% from $8.1 million in fiscal 1997 to $10.7 million in fiscal 1998, representing 44% and 56% of total revenue, respectively. The increase in 1998 resulted from the Company's focus on developing the infrastructure necessary to provide support for the Company's growth and expansion into new markets. These costs are primarily personnel related, as the Company's selling, administrative and technical support headcount has increased from 77 at July 31, 1997 to 109 at July 31, 1998. Depreciation expense increased 46% from $1.2 million in fiscal 1997 to $1.7 million in fiscal 1998, representing 6% and 9% of total revenue, respectively. The increase in 1998 resulted from significant investments in property and equipment including leasehold improvements for the Company's new corporate headquarters in Austin, Texas.

Research and development expenses increased from $3.3 million, or 31% of revenues, in fiscal 1996 to $6.5 million, or 35% of revenues, in fiscal 1997. The increase in research and development expenses was due to an increase in headcount from 65 at July 31, 1996 to 90 at July 31, 1997. Selling, administrative and technical support costs increased from $4.6 million in fiscal 1996 to $8.1 million in fiscal 1997, representing 44% of total revenue in each year. The increase selling, administrative and technical support costs was primarily caused by an increase in headcount of 60 at July 31, 1996 to 77 at July 31, 1997. The increases in the Company's total headcount in 1997 resulted from the Company's commitment to develop the technology needed for the Company's expansion into the Windows and embedded markets as well as building the infrastructure necessary to provide support for the Company's anticipated growth in these new markets. Depreciation expense increased from $355,000 in fiscal 1996 to $1.2 million in fiscal 1997. The increase in 1997 resulted from significant investments in property and equipment necessary to provide support for the Company's personnel growth during these periods.

                                                            NON-RECURRING CHARGE

The Company recorded a non-recurring charge of $4.3 million in fiscal 1997 related to the write-off of certain assets associated with the Mac OS. The decision to record this charge was based on the significant decline in sales of Mac OS-related products. In 1997, the Company accelerated its diversification efforts to focus on the Windows and embedded systems markets and believed that the Mac OS-related assets were significantly impaired.

                                                      PROVISION FOR INCOME TAXES

As a result of accumulated operating losses, the Company did not record any provisions for income taxes in 1996, 1997 or 1998. As of July 31, 1998, the Company had net operating loss carryforwards of approximately $4.4 million and $6.9 million which begin to expire in 2000 and 2010 for state and federal purposes, respectively. Due to the uncertainty regarding the recoverability of these deferred tax assets, no benefit from the Company's operating losses has been recorded. If the Company records profits in future periods, such losses may reduce the amount of taxes payable.

                                                 LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. At July 31, 1998 the Company had cash and cash equivalents of $6.7 million and no long-term debt. Metrowerks has working capital of approximately $10.8 million at July 31, 1998 compared to $7.5 million at July 31, 1997 and $13.5 million at July 31, 1996.

In fiscal 1996, 1997 and 1998, the Company's operating activities consumed cash of $1.4 million, $2.9 million and $6.8 million, respectively. In fiscal 1997, the primary causes of the use in cash from operations was the increase in receivables resulting from increased sales and increased use of third-party distributors. In fiscal 1998, the use in cash from operations was a result of the net loss for the year and the increase in receivables.

The Company has made significant investments in technology fiscal 1996, 1997 and 1998 resulting in cash expenditures of $1.6 million, $2.4 million and $2.7 million, respectively, for property and equipment. Total cash used for investment activities was $2.6 million, $3.7 million and $3.1 million, in fiscal 1996, 1997 and 1998, respectively.

In February 1996, the Company issued 1,000,000 common shares for net proceeds of $10.3 million. In December 1997, the Company completed an offering of 1,250,000 special warrants for net proceeds of $11.6 million to obtain the financial resources needed for execution of its expansion into the embedded systems, Windows and Java markets. All warrants were converted to common shares in January 1998. Total cash provided by financing activities was $10.8 million, $150,000 and $11.9 million in fiscal 1996, 1997 and 1998, respectively.

During April 1998, the Company entered into an $800,000 line of credit agreement with a bank. Borrowings under the agreement bear interest at the bank's prime rate of interest plus one percent (9.5% as of July 31, 1998). The agreement, which expires in January 2000, is fully used to secure letters of credit issued to the Company's landlord for leasehold improvements. The assets of the company, except the Company's intellectual property, collateralize borrowings under the agreement. The credit agreement contains certain minimum quarterly profitability and various financial-ratio requirements. If these financial-ratio requirements are not met, the Company will need to collateralize the line of credit with short-term securities until such time the Company is in
compliance.   Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock. The Company must also limit the amount of funds transfers to any affiliate.

The Company currently anticipates that existing funds together with anticipated cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. To the extent that these sources of funds are insufficient to meet these requirements, the Company will be required to raise additional funds. Possible sources of financing include the sale of equity securities or borrowings from banks. The sale of additional equity or convertible debt securities could be dilutive. There can be no assurance that the Company will be able to obtain financing on commercially reasonable terms, if at all, in the future.

                                                           RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," and the Canadian Institute of Chartered Accountants (CICA) issued Section 1701, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its financial statements.

In October 1997, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition as amended on March 31, 1998, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee SOP 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997.
The Company is evaluating the requirements of SOP 97-2 and its amendments and the effects, if any, on the Company's current revenue recognition policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" on F-1 for a listing of the consolidated financial statements filed with this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled "Particulars of Matters to be Acted Upon at the Meeting" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended July 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled "Compensation of Executive Officers and Directors" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Share Capital - Principal Holders of Common Shares" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is
incorporated herein by reference from the section entitled   "Potential
Conflicts of Interest" of the Proxy Statement.

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a)  The following documents are filed as part of this report

     (1) Consolidated Financial Statements - See "Index to Consolidated Financial Statements" on F-1

     (2) Consolidated Financial Statement Schedule - See "Index to Consolidated Financial Statements" on F-1

     (3)  Exhibit Index

               Exhibit Number      Exhibit Title

                   3.10            Amended Articles of Incorporation of the
                                   Company (1)

                   3.20            By-Laws of Metrowerks (1)

                  10.10*           Incentive Stock Option Plan and related
                                   agreements (1)

                  10.20*           1995 Stock Option Plan and related agreements
                                   (1)

                  10.30 Lease agreement between the Company and Modular Power Facilities Limited Partnership
                                   (1)

                  10.31 Lease agreement between the Company and Met 10W-97, Ltd., a Texas limited partnership (2)

                  10.32 First Amendment to Lease agreement between the Company and Met 10W-97, Ltd., a Texas limited partnership (2)

                  10.40            401(K) Plan of the Company (1)

                  11               Statement Regarding Computation of Per Share
                                   Earnings (2)

                  21               List of Subsidiaries (1)

                  27               Financial Data Schedule (2)


(b)  Reports on Form 8-K -

 None

________________________________________________________________________________
          * Denotes a compensation plan or other agreement under which directors or executive officers may participate.

          (1) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

          (2)  Filed herewith.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY


The financial statements and other information contained in this Annual Report are the responsibility of Management. They have been prepared in accordance with generally accepted accounting principles and present fairly the consolidated financial position, results of operations and changes in financial position of the Company. Where necessary, Management has made informed judgments and estimates of the outcome of events and transactions, with due consideration given to materiality.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Metrowerks Inc.



                                     By: /s/ Jean Belanger
                                         (Jean Belanger)
                                            Chairman & Chief Executive Officer
                                            Dated: October 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on October 16, 1998.

Name                                         Title                                          Date
/s/ Jean Belanger             Chairman & Chief Executive Officer                     October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (Jean Belanger)

/s/ Greg Galanos              President & Chief Technology Officer                   October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (Greg Galanos)

/s/ David Perkins             Senior VP, OEM Sales & Business Development            October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (David Perkins)

/s/ Geoff Beattie             Director                                               October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (Geoff Beattie)

/s/ Stephen Lockyer           Director                                               October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (Stephen Lockyer)

/s/ Peter Tolnai              Director                                               October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (Peter Tolnai)

/s/ Tom Woods                 Director                                               October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (Tom Woods)

/s/ Jim Welch                 Vice President Finance & Chief Financial Officer       October 16, 1998
-------------------------------------------------------------------------------------------------------------
     (Jim Welch)              (principal financial and accounting officer)

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  Consolidated Financial Statements:


  Report of Independent Accountants                                     F-2

  Consolidated Balance Sheets as of July 31, 1996, 1997 and 1998        F-3

  Consolidated Statements of Operations for the years
     ended July 31, 1996, 1997 and 1998                                 F-4

  Consolidated Statements of Changes in Stockholders'
     Equity for the years ended July 31, 1996, 1997 and 1998            F-5

  Consolidated Statements of Cash Flows for the years
     ended July 31, 1996, 1997 and 1998                                 F-6

  Notes to Consolidated Financial Statements                            F-7

  Consolidated Financial Statement Schedule:

  Report of Independent Accountants                                     S-1

  Schedule II - Valuation and Qualifying Accounts                       S-2


All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------
To the Board of Directors and Stockholders of Metrowerks Inc. and Subsidiaries

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Metrowerks Inc. and Subsidiaries (the "Company") as of July 31, 1996, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles in the United States and Canada. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  PricewaterhouseCoopers LLP



  Austin, Texas
  October 2, 1998

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1996, 1997 AND 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

   ASSETS                                                                    1996               1997               1998
                                                                       --------------     --------------     --------------
   Current assets:
       Cash and cash equivalents                                              $11,498            $ 5,042           $  6,708
       Short-term investments                                                       -                  -                400
       Accounts receivable, net                                                 2,838              5,027              6,650
       Inventories                                                                254                302                293
       Income and other taxes recoverable                                         224                295                254
       Prepaid expenses and other current assets                                  573                456                804
                                                                       --------------     --------------     --------------

               Total current assets                                            15,387             11,122             15,109

   Long-term receivable                                                             -                  -              1,039
   Property and equipment, net                                                  1,716              3,046              4,363
   Software development costs, net                                              1,202                  -                  -
                                                                       --------------     --------------     --------------

               Total assets                                                   $18,305            $14,168           $ 20,511

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Accounts payable                                                       $ 1,129            $ 1,913           $  1,859
       Accrued liabilities                                                        550              1,498              1,712
       Deferred revenue                                                           189                195                722
                                                                       --------------     --------------     --------------

               Total current liabilities                                        1,868              3,606              4,293

   Commitments (Note 11)                                                            -                  -                  -

   Stockholders' equity:
       Capital stock:
           Preferred stock, Class A and B, no par value,
               Authorized unlimited number;
               None outstanding in 1996, 1997 or 1998                               -                  -                  -
           Common stock, no par value, authorized unlimited number
               Issued and outstanding: 11,494,543 shares in 1996,
               11,535,094 in 1997 and 12,919,030 in 1998                       17,446             17,596             29,465

       Accumulated deficit                                                     (1,009)            (6,984)           (12,881)
       Cumulative translation adjustment                                            -                (50)              (366)
                                                                       --------------     --------------     --------------

               Total stockholders' equity                                      16,437             10,562             16,218
                                                                       --------------     --------------     --------------

               Total liabilities and stockholders' equity                     $18,305            $14,168           $ 20,511

Signed on behalf of the Board of Directors.

/s/ JEAN BELANGER              /s/ JIM WELCH

JEAN BELANGER                  JIM WELCH
Director                       Vice President, Finance & Chief Financial Officer

The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 1996, 1997 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                         1996               1997               1998
                                                   --------------     --------------     --------------

    Revenue, net                                   $       10,619     $       18,293     $       19,055

    Cost of product sales                                   2,664              4,563              3,046

    Operating expenses:
         Research and development                           3,250              6,486              9,964
         Selling, administrative and technical              4,622              8,109             10,704
         support
         Depreciation                                         355              1,154              1,684
         Non-recurring charge (Note 3)                          -              4,297                  -
                                                   --------------     --------------     --------------

         Total operating expenses                           8,227             20,046             22,352

    Loss from operations                                     (272)            (6,316)            (6,343)

    Other income:
         Interest income and other, net                       377                341                446
                                                   --------------     --------------     --------------

    Net income (loss)                              $          105     $       (5,975)    $       (5,897)

    Net income (loss) per share, basic and diluted $         0.01     $        (0.52)    $        (0.48)

    Shares used in per share calculation:
         Basic                                             10,620             11,523             12,311
         Diluted                                           10,708             11,523             12,311


The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1996, 1997 AND 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                     Cumulative      Total
                                         Common Stock            Special Warrants       Accumulated  Translation  Stockholders'
                                      Shares      Amount       Shares        Amount       Deficit     Adjustment      Equity
                                  ---------------------------------------------------------------------------------------------
Balance at August 1, 1995            8,177,293    $ 2,221       2,000,000    $  4,464    $ (1,114)      $      -    $  5,571
 Conversion of special
  warrants                           2,000,000      4,464      (2,000,000)     (4,464)          -              -           -
 Issuance of common stock,
 from  private
 offerings (Note 6)                  1,000,000     10,341               -           -           -              -      10,341
 Issuance of common stock
  upon exercise of stock
  options                              317,250        420               -           -           -              -         420
 Net income                                  -          -               -           -         105              -         105
-------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1996            11,494,543     17,446               -           -      (1,009)             -      16,437
 Issuance of common stock
  upon exercise of stock
  options                               40,551        150               -           -           -              -         150
 Foreign currency translation
  Adjustment                                 -          -               -           -           -            (50)        (50)
 Net loss                                    -          -               -           -      (5,975)             -      (5,975)
-------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997            11,535,094     17,596               -           -      (6,984)           (50)     10,562
 Issuance of special warrants                -          -       1,500,000      11,718           -              -      11,718
 Conversion of special
  warrants (Note 6)                  1,475,000     13,759      (1,500,000)    (11,718)          -              -       2,041
 Purchase and retirement of
  officers' shares (Note 6)           (225,000)    (2,166)              -           -           -              -      (2,166)
 Issuance of common stock
  upon exercise of stock
  options                              133,936        276               -           -           -              -         276
 Foreign currency translation
  adjustment                                 -          -               -           -           -           (316)       (316)
 Net loss                                    -          -               -           -      (5,897)             -      (5,897)
-------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998            12,919,030   $ 29,465               -     $     -    $(12,881)       $  (366)    $16,218


The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1996, 1997 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           1996               1997                1998
                                                        ---------           ---------           ---------
    Cash flows from operating activities:
       Net income (loss)                                  $   105             $(5,975)            $(5,897)
       Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
       Depreciation of property and equipment                 355               1,154               1,684
       Amortization of software development costs             275                 289                   -
       Non-recurring charge (Note 3)                            -               4,297                   -

       Changes in operating assets and liabilities:
          Accounts receivable                              (2,278)             (3,911)             (1,623)
          Inventories                                        (190)               (406)                  9
          Income and other taxes receivable                    13                 (71)                 41
          Prepaid expenses and other assets                  (375)                117                (348)
          Long-term receivable                                  -                   -              (1,039)
          Accounts payable                                    521                 685                (357)
          Accrued liabilities                                  63                 948                 214
          Deferred revenue                                    106                   6                 527
                                                        ---------           ---------           ---------

          Net cash used in operating activities            (1,405)             (2,867)             (6,789)

    Cash flows from investing activities:
       Purchase of available-for-sale securities                -                   -                (400)
       Acquisition of property and equipment               (1,599)             (2,385)             (2,698)
       Software development costs capitalized              (1,005)               (833)                  -
       Acquisition of software company's net assets             -                (471)                  -
                                                        ---------           ---------           ---------

          Net cash used in investing activities            (2,604)             (3,689)             (3,098)

    Cash flows from financing activities:
       Proceeds from issuance of common stock, net         10,341                   -                   -
       Proceeds from issuance of special
        warrants, net                                           -                   -              11,593
       Proceeds from exercise of stock options                420                 150                 276
                                                        ---------           ---------           ---------

          Net cash provided by financing activities        10,761                 150              11,869

    Increase (decrease) in cash and cash equivalents        6,752              (6,406)              1,982

    Effect of exchange rate changes on cash                     -                 (50)               (316)

    Cash and cash equivalents at beginning of year          4,746              11,498               5,042
                                                        ---------           ---------           ---------

    Cash and cash equivalents at end of year              $11,498             $ 5,042             $ 6,708

    Non-cash investing and financing activities:
       Property and equipment financed by
        accounts payable                                  $   115             $    99             $   303


The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.  NATURE OF OPERATIONS:

    The Company's principal line of business is the research, design, development, marketing and support of computer software development tools.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION

    These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("US GAAP") and in Canada ("Canadian GAAP"). All dollar amounts presented are denominated in United States dollars.

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Metrowerks Corporation, a Texas corporation, which was formed in June 1994, and Metrowerks Corporation's wholly owned subsidiary, Metrowerks Co. Ltd., a Japanese corporation, which was formed in August 1996. All significant intercompany transactions and balances have been eliminated.

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

    REVENUE RECOGNITION

    Product revenue, which consists of sales to distributors and from corporate license programs, is recognized when the related products are shipped, when no significant vendor obligations remain, and collection of the receivable, net of provisions for estimated future returns, is probable. Accounts receivable that were not billed as of July 31, 1996, 1997 and 1998 totaled $186, $1,268 and $2,670, respectively. The allowance for estimated future returns was $275, $1,192 and $1,825 at July 31, 1996, 1997 and 1998,
    respectively. Long-term receivables are discounted using applicable interest rates for obligations with similar terms on the interest rate method.

    Product development agreement revenue is recognized on a percentage of completion basis calculated by the ratio of cost incurred to total estimated costs.

    COST OF SALES

    Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, fulfillment, amortization of capitalized software development costs, royalties and shipping expenses. Cost associated with product development agreement revenue is included in research and development expense and not separately identified and approximates the related contract revenue.

    TECHNICAL SUPPORT

    Technical support expense consists primarily of personnel, telephone and on-line product assistance costs. These costs totaled $528, $566 and $690 for the years ended July 31, 1996, 1997 and 1998, respectively.

    ADVERTISING COSTS

    Advertising expense consists of costs from catalog advertising, trade journal advertising, mass mailings and various other promotional items. Advertising costs are expensed as incurred. For the years ended July 31, 1996, 1997 and 1998, advertising expense amounted to $1,179, $1,865 and $1,841, respectively.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


    CASH AND CASH EQUIVALENTS

    The Company considers investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company's cash equivalents consist principally of government guaranteed instruments and are reported at cost which approximates fair market value.

    The Company maintains its cash and cash equivalents in major, creditworthy financial institutions in the United States, Canada and Japan and has not experienced any losses on its deposits.

    During fiscal 1998, the Company adopted the Canadian Institute of Chartered Accountants ("CICA") Section 5040 "Cash Flow Statements". This adoption did not have a material effect on the financial statements of the Company.

    SHORT-TERM INVESTMENTS

    As of July 31, 1998, short-term investments are comprised of a certificate of deposit. The Company classifies its investments in debt and equity securities as available for sale. These investments are recorded at fair value based on quoted market prices and unrealizable gains and losses thereon are included as a separate component of stockholders' equity. As of July 31, 1998 unrealizable gains and losses were not significant. The cost of securities is based on the specific identification method.

    CREDIT RISK

    The Company performs ongoing credit reviews of its customers and records an allowance for doubtful accounts receivable when accounts are determined to be uncollectible. The allowance for doubtful accounts at July 31, 1996, 1997 and 1998 was $9, $75 and $90, respectively.

    INVENTORIES

    Inventories, consisting of product documentation, magnetic media and hardware are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

    SOFTWARE DEVELOPMENT COSTS

    Research and development expenditures are charged to operations as incurred. The Company capitalizes certain software development costs subsequent to the establishment of technological feasibility, if material. In addition, the Company periodically reviews its software development costs to assess net realizable value. Any impairments are recognized in operating results when a permanent diminution in value occurs. Based on the Company's product development process, technological feasibility is established upon completion of a working model. In both fiscal 1997 and fiscal 1998, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release were insignificant.

    For the years ended July 31, 1996 and 1997, amortization expense amounted to $275 and $289, respectively, and as of July 31, 1996 accumulated amortization totaled $358.

    Research and software development costs are reduced by investment tax credits.

    PROPERTY AND EQUIPMENT

    Purchased property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

    Office equipment                3-5 years

    Computer equipment              2-5 years

    Software                        3 years

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    PROPERTY AND EQUIPMENT, CONTINUED

    The Company provides for depreciation of leasehold improvements over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or other disposition of assets, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operations.

    DEFERRED REVENUE

    Deferred revenue consists of amounts received in advance for product, maintenance, documentation, magnetic media and development services to be delivered in future periods.

    Allowances for estimated future software updates are provided for in the same period as the related revenue.

    FOREIGN CURRENCY TRANSLATION

    The financial statements of the parent company and the Japanese subsidiary have been translated into U.S. dollars. The functional currency of the parent company and the Japanese subsidiary is the applicable currency. Monetary asset and liability amounts have been translated using the exchange rates in effect at the applicable year end. Inventories, property and equipment, and non-monetary asset and liability amounts have been translated at historical exchange rates. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The adjustment resulting from the changes in exchange rates from year to year have been reported as a separate component of stockholders' equity. Currency transaction gains or losses are included in the results of operations and are immaterial for all periods presented.

    FEDERAL INCOME TAXES

    The Company accounts for income taxes in accordance with the liability method. This method requires that deferred taxes be computed utilizing the liability method and adjusted when new tax laws or rates are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded no income tax expense in 1996, 1997 or 1998, and has provided a full valuation allowance to reduce the net deferred tax asset to zero because the realization of tax benefits associated with net operating loss carryforwards is not assured.

    During fiscal 1998, the Company adopted the CICA Section 3465 "Income Taxes". This adoption did not have a material effect on the financial statements of the Company.

    COMPUTATION OF NET INCOME (LOSS) PER SHARE

    The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options for all periods. In accordance with SFAS No. 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments approximate fair value at July 31, 1996, 1997 and 1998 due to their short-term nature.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    RECLASSIFICATIONS

    Certain prior year financial statement items have been reclassified to conform to the current year presentation.

3.  NON-RECURRING CHARGE:

    The Company recorded a non-recurring charge of $4,297 in fiscal 1997 related to the write-off of certain assets associated with Apple Computer's Macintosh Operating System ("Mac OS"). The decision to record this charge was based on the significant decline in sales of Mac OS related products. The Company had accelerated its diversification efforts to focus on the Windows and embedded systems markets and believed that the Mac OS related assets were significantly impaired.

    The components of the write-off were as follows:

     Software development costs                                      $1,746
     Provision for promotional and inventory related costs            1,722
     Write-off of inventories                                           358
     Acquired in-process research and development                       471
                                                           ----------------

        Total                                                        $4,297

    The $1,746 write-off of software development costs relates to previously capitalized Mac OS IDE development costs. The provision for accounts receivable primarily relates to promotional costs in assisting distributors and retail outlets in selling Mac OS related products already existing in the distribution channel. The write-off of inventories relates to Mac OS inventory on-hand as of quarter ended April 30, 1997. The write-off of acquired in-process research and development relates to the purchase of substantially all of the assets of a software company. The assets of the software company acquired will be developed to assist in porting Mac OS applications to Apple's next generation operating system, Rhapsody. At the time of acquisition, technological feasibility had not been reached.

4.  PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:


                                                July 31, 1996

                                                 Accumulated
                                       Cost     Depreciation      Net
                                  ----------------------------------------
    Office equipment                   $  464      $    62        $  402
    Computer equipment                  1,288          403           885
    Software                              505           91           414
    Leasehold improvements                 17            2            15
                                  -----------   ----------   -----------

                                       $2,274      $   558        $1,716


                                              July 31, 1997

                                               Accumulated
                                      Cost     Depreciation       Net
                                  ---------------------------------------
    Office equipment                   $1,336      $  265         $1,071
    Computer equipment                  2,372       1,077          1,295
    Software                              798         306            492
    Leasehold improvements                275          87            188
                                  -----------   ----------   -----------

                                       $4,781      $1,735         $3,046

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

4.  PROPERTY AND EQUIPMENT, CONTINUED:


                                                                            July 31, 1998

                                                                             Accumulated
                                                             Cost            Depreciation            Net
                                                      --------------------------------------------------------
    Office equipment                                        $1,939              $  701              $1,238
    Computer equipment                                       3,335               1,889               1,446
    Software                                                   960                 591                 369
    Leasehold improvements                                   1,515                 205               1,310
                                                      ----------------    ----------------    ----------------

                                                            $7,749              $3,386              $4,363

5.  ACCRUED LIABILITIES:

                                                                               July 31,
                                                             1996                1997                1998
                                                      --------------------------------------------------------
    Accrued payroll and related costs                       $ 241              $  550              $  844
    Professional fees                                         115                 250                 248
    Provision for costs of software update                     59                 169                  50
    Royalties                                                  47                 113                 140
    Other                                                      88                 416                 430
                                                      ----------------    ----------------    ----------------

                                                            $ 550              $1,498              $1,712


6.  CAPITAL STOCK:

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

    As of July 31, 1998, there were no issued Class A or Class B preferred shares.


    STOCK OPTION PLAN

    The Company maintains an incentive stock option plan ("Plan") for the benefit of directors, officers and employees under which 2,600,000 shares of common stock were reserved for issuance. The exercise price of the incentive stock option is the fair market value of the shares as at the date of the grant. Stock options generally become vested ratably over a three-year period and have an exercise period of no later than five years after the date of grant.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

6.  CAPITAL STOCK, CONTINUED:

    STOCK OPTION PLAN, CONTINUED:

    Option activity under the Plan follows:


                                                                        OUTSTANDING OPTIONS
                                  OPTIONS     --------------------------------------------------------------------------
                                 AVAILABLE                                                    WEIGHTED          TOTAL
                                   FOR                                                         AVERAGE         EXERCISE
                                  GRANTS        SHARES                EXERCISE PRICE            PRICE           AMOUNT
                                ----------    ----------         ----------------------       ---------       ----------
    Balance at August 1, 1995      833,750       612,950          $0.99       -  $ 4.14        $1.48          $   907
         Granted                  (443,050)      443,050           3.69       -   12.82         5.80            2,569
         Exercised                    -         (317,250)          1.05       -    3.69         1.33             (420)
         Canceled                  124,600      (124,600)          1.05       -   12.82         4.11             (513)

    Balance at July 31, 1996       515,300       614,150           1.10       -   12.82         4.14            2,543
         Reserved                1,000,000          -                         -                 -                 -
         Granted                  (758,500)      758,500           5.06       -   11.77         7.25            5,497
         Exercised                    -          (40,551)          0.99       -    4.14         3.69             (150)
         Canceled                  165,332      (165,332)          1.13       -   12.82         8.78           (1,453)

    Balance at July 31, 1997       922,132     1,166,267           0.99       -   11.77         5.50            6,427
         Granted                  (551,200)      551,200           6.38       -    9.48         8.28            4,564
         Exercised                    -         (133,936)          0.99       -    7.00         2.06             (276)
         Canceled                  128,930      (128,930)          3.48       -    9.37         7.12             (934)

    Balance at July 31, 1998       499,862     1,454,601          $1.03       -  $11.77        $6.72          $ 9,781

    The Company has applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for the Plan. Accordingly, no compensation expense has been recognized under the Plan as all grants were made at fair value. Had compensation expense for the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have changed to the pro forma amounts, indicated below:



                                                                                 Year Ended July 31,
                                                                   1996                 1997                 1998
                                                            ----------------     ----------------     ----------------
    Net income (loss) - as reported                             $     105             $ (5,975)            $ (5,897)
    Net loss - pro forma                                        $     (69)            $ (6,422)            $ (7,319)
    Net income (loss) - per share as reported                   $    0.01             $  (0.52)            $  (0.48)
    Net loss - per share pro forma                              $   (0.01)            $  (0.56)            $  (0.59)

    The aggregate fair value and weighted average fair value per share of options granted in fiscal 1996, 1997 and 1998 were $1,411,384, $3,434,170 and $3,025,266 and $3.19, $4.53 and $5.49 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions:

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

6.  CAPITAL STOCK, CONTINUED:

    STOCK OPTION PLAN, CONTINUED

                                                         Year Ended July 31,
                                          1996                 1997                 1998
                                    ----------------     ----------------     ----------------
    Expected volatility                    53%                  53%                  79%
    Risk-free interest rate               5.80%                6.25%                5.74%
    Expected life                        4 years              4 years              4 years
    Expected dividend yield               0.00%                0.00%                0.00%

    The following table summarizes information about fixed stock options outstanding at July 31, 1998:


                               WEIGHTED                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                AVERAGE        ------------------------------------    ------------------------------------
                               REMAINING             NUMBER             AVERAGE           NUMBER               AVERAGE
      RANGE OF                CONTRACTUAL         OUTSTANDING          EXERCISE         EXERCISABLE           EXERCISE
   EXERCISE PRICES            LIFE (YEARS)       JULY 31, 1998           PRICE         JULY 31, 1998            PRICE
  ---------------------    ----------------    ----------------    ----------------    ----------------    ----------------
    $ .03 - $ 4.14                1.90             254,700               $2.90             203,207              $ 2.75
    $ .06 - $ 8.62                3.72           1,136,151               $7.40             255,424              $ 6.86
    $9.35 - $11.77                3.86              63,750               $9.97              10,000              $10.56
                                               ----------------                        ----------------

    TOTAL                         3.41           1,454,601               $6.72             468,631              $ 5.16

    At July 31, 1996 and 1997 options to purchase 128,473 and 250,684 shares of common stock at a weighted exercise price of $1.55 and $2.67 per share, respectively, were exercisable.

    On July 17, 1997, the Company repriced 618,500 options to a price equal to 110% of the then market value. These options were repriced from a range of between $8.50 and $13.14 to $7.00.


    ISSUANCE OF COMMON SHARES

    On February 27, 1996, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters 1,000,000 common shares at a price of $11.84 ($11.19 net of underwriters' fee). The company received net proceeds of $10,341 from the offering. The proceeds are net of offering costs of $1,504.

    ISSUANCE AND CONVERSION OF SPECIAL WARRANTS

    On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement, 1,500,000 special warrants ("Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements were modified in that the Company agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the Special Warrants. The special warrants were exercised in January 1998. Accordingly, 1,475,000 shares were issued from treasury by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997. The Company received net proceeds of $11,593 from the offering. The proceeds are net of offering costs of $1,007.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

7.  EARNINGS PER SHARE:

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997.

    Earnings per share calculated under SFAS No. 128 are as follows:

    BASIC:                                                                   Year Ended July 31,
                                                           1996                     1997                     1998
                                                    -----------------        ----------------         ----------------

    Net income (loss) for the year                            $   105                 $(5,975)                 $(5,897)
                                                    -----------------        ----------------         ----------------

    Weighted average number of common shares
    issued and outstanding                                     10,620                  11,523                   12,311

    Earnings (loss) per share                                 $  0.01                 $ (0.52)                 $ (0.48)

    DILUTED:                                                                 Year Ended July 31,
                                                           1996                     1997                     1998
                                                    -----------------        ----------------         ----------------

    Net income (loss) for the year                            $   105                 $(5,975)                 $(5,897)
                                                    -----------------        ----------------         ----------------

    Weighted average number of common shares
    issued and outstanding                                     10,620                  11,523                   12,311

    Common stock equivalents:
    Employee stock options                                        108                      --                       --
                                                    -----------------        ----------------         ----------------

    Average common and common stock equivalents                10,728                  11,523                   12,311
                                                    -----------------        ----------------         ----------------

    Earnings (loss) per share                                 $  0.01                 $ (0.52)                 $ (0.48)

    For the years ended July 31, 1997 and 1998, stock options are excluded as their inclusion would be anti-dilutive given the Company's loss. The earnings per share calculation does not include outstanding options with exercise prices ranging from $0.99 to $11.77 and $1.03 to $11.77 for the years ended July 31, 1997 and 1998, respectively.


8.  LINE OF CREDIT:

    During April 1998, the Company entered into a $800 line of credit agreement with a bank. Borrowings under the agreement bear interest at the bank's prime rate of interest plus one percent (9.5% as of July 31, 1998). The agreement, which expires in January 2000, is fully utilized to collateralize letters of credit issued to the Company's landlord for leasehold improvements. Borrowings under the agreement are collateralized by the assets of the Company except the Company's intellectual property. The credit agreement contains certain minimum quarterly profitability and various financial-ratio requirements. Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock, and the Company must also limit the amount of funds transferred to any affiliate.


9.  RELATED PARTY TRANSACTIONS:

    In fiscal 1998, the Company paid a fee of approximately $150 in connection to a special warrant offering to an underwriter in which a director of the Company is an officer.

    In fiscal 1997, and 1998, the Company paid fees of approximately $50, and $150, respectively, to a law firm in which a director of the Company was a senior partner.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

10. EMPLOYEE BENEFITS:

    In January 1996, the Company established a 401(k) retirement savings plan (the "Plan") for all employees. All employees meeting minimum age requirements are eligible to enroll in the Plan after 250 hours of employment. The Company did not provide matching contributions to employee accounts for the years ended July 31, 1996, 1997 or 1998.

11. COMMITMENTS:

    The Company leases various facilities under noncancelable operating leases. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 1998 are as follows:

    1999                                                       $    1,056
    2000                                                            1,027
    2001                                                            1,142
    2002                                                            1,139
    2003                                                            1,142
    2004                                                              761
                                                               ----------

                                                               $    6,267

    Total rent expense for noncancelable operating leases was $139, $422 and $783 for the years ended July 31, 1996, 1997 and 1998, respectively.

    The Company has an option to renew the lease for its headquarters for an additional period of five years beginning in April 2004 at the market price at the time of renewal.

    The Company engages the services of individual contractors to assist in research and development related to the Company's software products.

12. RISKS AND UNCERTAINTIES:

    CUSTOMER CONCENTRATIONS:

    As of July 31, 1998, the Company has accounts receivable in excess of 10% of its total accounts receivable with two unrelated parties, aggregating approximately $1,094 (16% of total accounts receivable) and $1,150 (17% of total accounts receivable). As of July 31, 1997, the Company has accounts receivable in excess of 10% of its total accounts receivable with one unrelated party, aggregating approximately $2,146 (34% of total accounts receivable). Historically, the Company has not incurred any bad debt expense in connection with any transactions with any of these unrelated parties. Additionally, the Company had sales in excess of 10% of its net sales to one unrelated party for the year ended July 31, 1997, aggregating approximately $3,050 (15.6% of total sales). They were no customer concentrations of revenue greater than 10% of sales for the years ended July 31, 1996 or 1998.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

12. RISKS AND UNCERTAINTIES, CONTINUED:

    YEAR 2000 COMPLIANCE:

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

    The Company has also assessed the readiness of its internal computer systems and does not expect to incur significant costs in implementing Year 2000 changes if necessary. There can be no assurance that such changes will fully completed in a timely manner. Additionally, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers and financial service organizations with which the company interacts.

13. INCOME TAXES:

    The components of the net deferred tax asset are as follows at July 31:

                                                              1996                 1997                 1998
                                                       ----------------     ----------------     ----------------
         Net operating loss carryforward                      $ 272              $ 2,043              $ 3,813
         Property and equipment                                  30                  178                  101
         Reserves                                               120                  546                  668
         Research and development tax credit                     98                  270                  477
         Other                                                 (119)                  46                  247
                                                       ----------------     ----------------     ----------------
         Net deferred tax asset before valuation
           allowance                                            401                3,083                5,307
         Valuation allowance                                   (401)              (3,083)              (5,307)
                                                       ----------------     ----------------     ----------------

         Net deferred tax asset                               $   -              $     -              $     -

    During the years ended July 31, 1996, 1997 and 1998 the valuation allowance decreased by $21 and increased by $2,682 and $2,224, respectively.

    Net operating loss carryforwards of $4,447 and $6,900 begin to expire in 2000 and 2010 for state and federal purposes, respectively.

    The difference between the actual income tax provision computed by applying the statutory income tax rate to income (loss) before taxes is attributed to the following:

                                                                           YEAR ENDED JULY 31,
                                                              1996                 1997                 1998
                                                                %                    %                    %
                                                       ----------------     ----------------     ----------------
         Statutory tax rate (benefit)                         38.00               (38.00)              (38.00)
         Foreign taxes                                                                                  (1.80)
         Future benefit of timing differences not
            recognized                                       (43.11)               39.40                40.90
         Permanent differences                                 5.11                (1.40)               (1.10)
                                                       ----------------     ----------------     ----------------
         Effective rate                                        -                    -                    -

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

14. REVENUE:

    Revenue is comprised of the following:

                                                                          YEAR ENDED JULY 31,
                                                             1996                1997                1998
                                                       ----------------    ----------------    ----------------
         Product                                               $  7,246            $ 12,254            $ 14,450
         Product development agreements                           2,263               4,715               3,944
         Hardware and other                                       1,110               1,324                 661
                                                       ----------------    ----------------    ----------------

                                                               $ 10,619            $ 18,293            $ 19,055

15.    GEOGRAPHIC DATA:
       The Company's revenue by geographic location are as follows:

                                                                          YEAR ENDED JULY 31,
                                                              1996                1997                1998
                                                       ----------------    ----------------    ----------------
         United States                                         $  8,320            $ 11,316            $ 12,593
         Canada                                                   2,299               4,980               4,342
         Japan                                                      -                 1,997               2,120
                                                       ----------------    ----------------    ----------------

                                                               $ 10,619            $ 18,293            $ 19,055

  The Company's net income (loss) by geographic location are as follows:


                                                                           YEAR ENDED JULY 31,
                                                              1996                 1997                 1998
                                                       ----------------     ----------------     ----------------
         United States                                         $   (726)           $  (4,346)          $   (3,135)
         Canada                                                     831               (1,317)              (1,943)
         Japan                                                      -                   (312)                (819)
                                                       ----------------     ----------------     ----------------

                                                               $    105            $  (5,975)          $   (5,897)

  The Company's assets by geographic location are as follows:


                                                                                JULY 31,
                                                              1996                1997                1998
                                                       ----------------    ----------------    ----------------
         United States                                         $  4,466            $  6,947            $ 12,928
         Canada                                                  13,839               6,197               6,355
         Japan                                                      -                 1,024               1,228
                                                       ----------------    ----------------    ----------------

                                                               $ 18,305            $ 14,168            $ 20,511

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

16. RECENT PRONOUNCEMENTS:

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," and the Canadian Institute of Chartered Accountants (CICA) issued Section 1701, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

    Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its financial statements.

    In October 1997, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition as amended on March 31, 1998, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee SOP 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and its amendments and the effects, if any on the Company's current revenue recognition policies.

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------
To the Board of Directors and Stockholders of Metrowerks Inc. and Subsidiaries

  Our report on the consolidated financial statements of Metrowerks Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the consolidated financial statement schedule listed in the index on page F-1 of this Form 10-K herein.

  In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


  PricewaterhouseCoopers LLP



  Austin, Texas
  October 2, 1998

METROWERKS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
                                                      Balance at      Charged to Costs               Balance at End of
Description                                        Beginning of Year    and Expenses     Deductions         Year
----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and returns
1996                                                       257               901               874            284
1997                                                       284             2,623             1,640          1,267
1998                                                     1,267             6,164             5,516          1,915