Form 10-Q
period 1998-10-31
METROWERKS INC /TX/
filed 1998-12-15
CIK 1008116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

Number of shares of common stock outstanding as of December 14, 1998: 12,922,030

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

PART I: FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements:
        Consolidated Balance Sheets as of July 31 and October 31, 1998.........2

        Consolidated Statements of Operations for the three month periods ended October 31, 1997 and 1998........................................3

        Consolidated Statements of Changes in Stockholders' Equity for the
        three month period ended October 31, 1998..............................4

        Consolidated Statements of Cash Flows for the three month periods ended October 31, 1997 and 1998........................................5

        Notes to Consolidated Financial Statements.............................6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................8

Item 3  Quantitative and Qualitative Disclosures About Market Risk............13


PART II: OTHER INFORMATION

Item 1  Legal Proceedings.....................................................14

Item 2  Changes in Securities and Use of Proceeds.............................14

Item 3  Defaults Upon Senior Securities.......................................14

Item 4  Submission of Matters to a Vote of Securities Holders.................14

Item 5  Other Information.....................................................14

Item 6  Exhibits and Reports on Form 8-K......................................14

Signature.....................................................................14

PART 1. FINANCIAL STATEMENTS

ITEM1. CONSOLIDATED FINANCIAL STATEMENTS



METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                                                                             October 31,
                              ASSETS                                    July 31,                1998
                                                                          1998               (unaudited)
                                                                   ----------------      ----------------
Current assets:
     Cash and cash equivalents                                             $  6,708              $  4,886
     Short-term investments                                                     400                   400
     Accounts receivable, net                                                 6,650                 8,031
     Inventories                                                                293                   426
     Income and other taxes recoverable                                         254                   204
     Prepaid expenses and other current assets                                  804                 1,026
                                                                   ----------------      ----------------

               Total current assets                                          15,109                14,973

Property and equipment, net                                                   4,363                 4,379
Long-term receivable                                                          1,039                 1,601
                                                                   ----------------      ----------------

               Total assets                                                $ 20,511              $ 20,953

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $  1,859              $  2,235
     Accrued liabilities                                                      1,712                 1,551
     Deferred revenue                                                           722                 1,225
                                                                   ----------------      ----------------

               Total current liabilities                                      4,293                 5,011

Stockholders' equity:
     Capital stock
          Preferred stock, Class A and B, no par value,
           unlimited as to number; none outstanding                               -                     -
          Common stock, no par value, unlimited as to number;
           shares issued and outstanding 12,919,030 and
           12,919,030, respectively                                          29,465                29,465

     Accumulated deficit                                                    (12,881)              (13,338)
     Cumulative translation adjustment                                         (366)                 (185)
                                                                   ----------------      ----------------

               Total stockholders' equity                                    16,218                15,942
                                                                   ----------------      ----------------

               Total liabilities and stockholders' equity                  $ 20,511              $ 20,953


The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

================================================================================

                                                                              Three Months
                                                                                 Ended
                                                                              October 31,
                                                                       1997                 1998
                                                                ----------------     ----------------
Revenue, net                                                             $ 6,153              $ 6,752

Cost of product sales                                                      1,133                  555

Operating expenses
     Research and development                                              2,083                3,154
     Selling, administrative and technical support                         2,374                3,060
     Depreciation                                                            386                  499
                                                                ----------------     ----------------

     Total operating expenses                                              4,843                6,713

Income (loss) from operations                                                177                 (516)

Other income:
     Interest income and other, net                                           60                   59
                                                                ----------------     ----------------

Net income (loss)                                                        $   237              $  (457)

Net income (loss) per share, basic and diluted                           $  0.02              $ (0.04)

Shares used in per share calculation:
     Basic                                                                11,555               12,919
     Diluted                                                              12,019               12,919



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS)

================================================================================

                                                                                Three Months
                                                                                    Ended
                                                                                 October 31,
                                                                         1997                  1998
                                                                  ----------------      ----------------
COMMON STOCK AND PAID-IN CAPITAL
     Balance, beginning of period                                          $17,596              $ 29,465
     Common stock issued                                                       126
     Issuance of special warrants                                           11,718
                                                                  ----------------      ----------------

          Balance, end of period                                            29,440                29,465

RETAINED EARNINGS AND CUMULATIVE TRANSLATION ADJUSTMENT
     Balance, beginning of period                                           (7,034)              (13,247)

     Net income (loss)                                                         237                  (457)
     Foreign currency translation adjustments                                  (11)                  181
                                                                  ----------------      ----------------

          Comprehensive income                                                 226                  (276)
                                                                  ----------------      ----------------

          Balance, end of period                                            (6,808)              (13,523)
                                                                  ----------------      ----------------

          TOTAL STOCKHOLDERS' EQUITY                                        22,632                15,942



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

================================================================================

                                                                                 Three Months
                                                                                     Ended
                                                                                  October 31,
                                                                      1997                          1998
                                                               ----------------             -----------------
Cash flows from operating activities:
     Net income (loss)                                                $   237                       $  (457)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation of property and equipment                               393                           499
     Foreign currency translation adjustment                               (7)                            -

Changes in assets and liabilities
     Accounts receivable                                               (2,600)                       (1,382)
     Other current assets                                                 144                          (290)
     Long-term receivables                                                  -                          (562)
     Current liabilities                                                  803                           654
                                                               ----------------             -----------------

               Net cash used in operating activities                   (1,030)                       (1,538)

Cash flows from investing activities:
     Additions to property and equipment                                 (260)                         (377)
                                                               ----------------             -----------------

               Net cash used in investing activities                     (260)                         (377)

Cash flows from financing activities:
     Proceeds from issuance of special warrants, net                   11,593                             -
     Proceeds from exercise of stock options                              126                             -
                                                               ----------------             -----------------

               Net cash provided by financing activities               11,719                             -

Effect of exchange rate changes on cash and cash equivalent                (3)                           93

Increase (decrease) in cash and cash equivalents                       10,426                        (1,822)

Cash and cash equivalents at beginning of period                        5,042                         6,708
                                                               ----------------             -----------------

Cash and cash equivalents at end of period                             15,468                         4,886
Non-cash investing and financing activities:
     Property and equipment financed by accounts payable                    -                           139




The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

================================================================================

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Canada for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended July 31, 1998 of Metrowerks Inc. and subsidiaries (the "Company").

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Metrowerks Corporation, a Texas corporation, and Metrowerks Corporation's wholly owned subsidiary, Metrowerks Co. Ltd., a Japanese corporation. All significant intercompany transactions and balances have been eliminated.

Certain amounts have been reclassified in the October 31, 1997 consolidated financial statements to conform to the current period classifications.


Note 2 -  Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist principally of finished goods, books and third party hardware at July 31, 1998 and October 31, 1998.


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


Note 4- Line of Credit:

During April 1998, the Company entered into a line of credit agreement with a bank. Borrowings under the agreement may aggregate up to $1,500 as of October 31, 1998 and bear interest at the bank's prime rate of interest plus one percent (9.0% as of October 31, 1998). The agreement, which expires in January 2000, is utilized to collateralize letters of credit issued to the Company's landlord for leasehold improvements and to meet short-term working capital requirements which may arise from time to time. Borrowings under the agreement are collateralized by the assets of the Company except the Company's intellectual property. The credit agreement contains certain minimum quarterly profitability and various financial-ratio requirements. As of October 31, 1998, the Company was in compliance with these covenants in all material respects. Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock, and the Company must also limit the amount of funds transferred to any affiliate or affiliated company.

Note 5 -  Computation of Net Loss Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997.

Earnings per share calculated under SFAS No. 128 are as follows:

BASIC:                                                Three Months Ended
                                                          October 31,
                                                   1997               1998
                                               -----------        -----------

Net income (loss) for the year                     $   237            $  (457)
                                               -----------        -----------

Weighted average number of common shares
Issued and outstanding                              11,555             12,919
                                               -----------        -----------

Earnings (loss) per share                          $  0.02            $ (0.04)

DILUTED:                                              Three Months Ended
                                                          October 31,
                                                  1997               1998
                                               -----------        -----------

Net income (loss) for the year                     $   237            $  (457)
                                               -----------        -----------

Weighted average number of common shares
Issued and outstanding                              11,555             12,919

Common stock equivalents:
Employee stock options                                 464
                                               -----------        -----------

Average common and common stock equivalents         12,019             12,919
                                               -----------        -----------

Earnings (loss) per share                          $  0.02            $ (0.04)

Options to purchase the following shares of common stock at the indicated range of price per share were outstanding during the three month periods ended October 31, 1997 and 1998, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares for each period or the inclusion of the options in the diluted per share calculation was antidilutive:

                                                  Options            Range of
                                                 Excluded        Exercise Prices
                                               -----------       ---------------
Three months ended:
    October 31, 1997                               52,500         $9.35 - $11.77
    October 31, 1998                            1,759,271         $1.03 - $11.77

Note 6 -  Accounting Standards Adopted

As of August 1, 1998, the Company adopted the Accounting Standards Executive Committee of the AICPA's Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition as amended on March 31, 1998, which delineates the accounting for software product and maintenance revenues.

Also on August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For the Company, the primary difference between net income and comprehensive income results from foreign currency translation adjustments.

Note 7 -  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997; however, it is not required in interim filings in the initial year of adoption.

Management does not believe the implementation of SFAS No. 131 will have a material effect on its consolidated financial statements.


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

Relevant risks and uncertainties include, among others, potential fluctuations in the Company's quarterly results, risks relating to the Company's ability to the development of new products, technological change, the Company's entry into the embedded systems market, the dependence on key personnel, the Company's ability to protect its proprietary technology, the quality of the Company's software products, reliance on international sales, which involves numerous risks, increased competition, the Company's limited history of profitability, the management of growth, potential litigation, the need for additional funds, and the Company's dependence on third-party distribution channels. Other risk factors which should be read in conjunction with the consolidated financial condition and results of operations are included from time to time in the Company's other filings with the securities commissions in Canada and the United States Securities and Exchange Commission, press releases and other communications.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


THE COMPANY

The Company's principal line of business is the research, design, development, marketing and support of computer software development tools. The Company's products are used primarily by professional software programmers and by programmers in the academic community to develop applications software for platforms using a variety of operating systems ("OS") including desktop operating systems such as Windows 95/98/NT and Mac(R) OS and commercial off-the-shelf embedded operating systems, such as VxWorks, QNX, Nucleus OS(TM) and Windows CE. CodeWarrior is also used by programmers for many proprietary platforms such as 3Com's Palm Computing platform, Sony PlayStation,(TM) Nintendo 64 and AG Communications' (a Lucent subsidiary) GTD-5 operating system.

The Company derives substantially all of its revenue from a limited number of products, principally its CodeWarrior products. The Company's future revenue is substantially dependent upon the continued acceptance of its CodeWarrior products in the Windows 95/98/NT, embedded systems, and Mac OS markets. The Company is also in the process of developing a number of new products and believes that its future revenue will depend upon the commercial success of these new products. There can be no assurance that the Company will be able to introduce these products in a timely manner or that these new products will be commercially successful.

The Company also derives a significant portion of its revenue from third party product development agreements pursuant to which the Company receives payments from a third party for developing programming tools for a particular platform, operating system or programming language. The amount of revenue the Company receives from this particular source will depend upon the number of such agreements to which the Company is a party during such quarter period. Further, there can be no assurance that the Company will be able to continue to enter into such development agreements in the future. The Company's product development efforts (both internally and for third parties) have also entailed significant research and development expenditures. In addition, to enhance its competitive position in the future, it will be necessary for the Company to broaden its product offerings. This objective may require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies. Furthermore, if the Company were unable to enter into new software development agreements in the future, the Company would, at a minimum, have to increase its internal research and development expenditures. These higher expense levels combined with fluctuations in revenue could affect the Company's quarterly and annual results and result in fluctuations in its operating results.

The Company intends to continue to invest significant amounts to expand its product line and accordingly may continue to experience losses and volatility of revenue and operating results in future periods. The Company believes that the recent growth rates reflected in results of operations for prior periods should not be relied upon as an indication of growth rates for future periods.


RECENT EVENTS

In the first quarter of fiscal 1999, the Company released the fourth version of CodeWarrior Professional, which combines Windows-hosted and Mac-hosted versions of the Company's desktop tools in one product. The release included the newest version of the Company's integrated development environment ("IDE"), CodeWarrior IDE 2.1. The new IDE includes improved project management capabilities and debugger support.

The Company also released new versions of CodeWarrior for Palm OS and CodeWarrior Discover Programming as well as initial releases of CodeWarrior for Solaris, CodeWarrior Nucleus for MIPS, CodeWarrior Nucleus for PowerPC, CodeWarrior VxWorks, CodeWarrior Discover DSP, CodeWarrior NEC V8xx and CodeWarrior Nintendo in the first quarter of fiscal 1999.

The Company also announced in the first quarter of fiscal 1999 that the company has signed a worldwide distribution agreement with Northern Networks (Nortel) which will simplify the process by which Nortel developers can purchase and use Metrowerks' CodeWarrior. CodeWarrior for PowerPC Embedded Systems, CodeWarrior for MIPS Embedded Systems and CodeWarrior Professional have all been chosen by Nortel's Software Engineering Assurance Laboratories (SEAL) to be a part of a program within Nortel that distributes software to all of its design sites.

In the first quarter of fiscal 1999 the Company began shipping its CodeWarrior Analysis Tools (CATS(TM)) which is the Company's latest addition to its line of software development and analysis tools. The new product is a result of technology obtained by the Company which was previously developed by Digital Equipment Corporation's Western Research Laboratories (DECWRL) and by TracePoint Technology, formerly a Digital Company. CATS includes a hierarchical profiling tool that developers use to identify and eliminate bottlenecks in software to increase software performance. CATS also includes a graphical code coverage tool that assists quality assurance groups in properly testing software packages prior to deployment. The CATS product release in the first quarter of fiscal 1999 is intended for developers writing software for Windows 95/98/NT and can be used with code generated by CodeWarrior or Microsoft Visual C++. The Company intends on releasing similar products for selected embedded microprocessors and platforms in the future.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of revenue for the periods indicated:

                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                                           OCTOBER 31, 1997        OCTOBER 31, 1998
                                                          ------------------      ------------------
  Revenue, net............................................        100.0%                  100.0%
  Cost of product sales...................................         18.4                     8.2
  Operating expenses:
        Research and development..........................         33.9                    46.7
        Selling, administrative and technical support.....         38.6                    45.3
        Depreciation of property and equipment............          6.3                     7.4
                 Total operating expenses.................         78.8                    99.4
   Operating income (loss)................................          2.8                    (7.6)
   Other income:
        Interest income and other.........................          1.0                     0.8
   Net earnings (loss)....................................          3.8                    (6.8)

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

Revenue, a substantial portion of which has been derived from sales of the Company's CodeWarrior professional programming tools, increased 10% from $6.15 million in the first quarter of fiscal 1998 to $6.75 million in the first quarter of fiscal 1999. The increase in revenues is due in large part to an increase in net product sales of $1.73 million from $4.60 million in the first quarter of fiscal 1998 to $6.33 million in the first quarter of fiscal 1999. The Company released the fourth version of it's flagship product, CodeWarrior Professional, during the quarter ended October 31, 1998. The Company entered into several OEM agreements during the quarter, which contributed significantly to first quarter revenues. These OEM agreements typically allow platform vendors to use and distribute versions of CodeWarrior tools, which support their platforms. The Company anticipates that OEM arrangements, as described above, will be a significant percentage of revenue for fiscal 1999. However, there can be no assurance that the Company will be able to enter into future agreements or that the existing or future agreements will result in sales of the CodeWarrrior products. Product development agreement revenues for the first quarter of fiscal 1999 were $420,000, or 6.2% of total revenues, compared to $1.55 million, or 25.2% of total revenues in the first quarter of fiscal 1998. The decrease in product agreement revenue occurred as many of the agreements entered into by the Company were reaching final stages and the Company began to shift its focus towards the sales of these newly developed products.

COST OF PRODUCT SALES AND PRODUCT MARGINS

Cost of product sales consists primarily of the cost of product media and duplication, the cost of packaging materials, fulfillment, amortization of capitalized software development costs, royalties and shipping expenses. Costs associated with product development agreement revenue are included in research and development expense and not separately identified and approximate the related contract revenue. Cost of product sales decreased from $1.13 million in the first quarter of fiscal 1998 to $555,000 in the first quarter of fiscal 1999. Of these amounts, the cost of gross software sales was $950,000 in the first quarter of fiscal 1998 and $520,000 in the first quarter of fiscal 1999, representing 21.5% and 8.3% of gross software sales, respectively. Product margins have decreased from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 due to an increase in large site license sales which have higher margins than the sale of shrink-wrapped software to individual end-users. These site license sales have increased with the Company's penetration of the embedded market. The Company's decision to bring in-house its packaging, fulfillment and shipping operations in 1997 has also contributed to improved product margins on product sales.


OPERATING EXPENSES

Selling, administrative and technical support. Selling, administrative and technical support costs increased from $2.37 million in the first quarter of fiscal 1998 to $3.06 million in the first quarter of fiscal 1999, representing 38.6% and 45.3% of net revenues, respectively. This increase in selling, administrative and technical support costs year over year is due to an increase headcount from 82 employees at October 31, 1997 to 105 employees at October 31, 1998. Selling, administrative and technical support costs in the first quarter of fiscal 1998 were consistent with the selling, administrative and technical support costs of $3.10 million (61.4% of net revenues) in the fourth quarter of fiscal 1998.

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

Research and development costs increased from $2.08 million in the first quarter of fiscal 1998 to $3.15 million in the first quarter of fiscal 1999, representing 33.9% and 46.7% of net revenues, respectively. Research and development expenditures consist primarily of personnel-related costs.
Increases in expenses were due primarily to the growth of the Company's research and development team from 97 employees at October 31, 1997 to 140 employees at October 31, 1998. Research and development expenses in the fourth quarter of fiscal 1998 were $2.90 million or 57.5% of net revenues. Research and development costs in the first quarter of fiscal 1999 increased 8.6% over the fourth quarter of fiscal 1998. The increase in research and development costs from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999 is the result of increased use of third party contract developers in the first quarter of fiscal 1999. This was partially offset by a reduction in R&D headcount from 143 at July 31, 1998 to 140 at October 31, 1998.

Depreciation. Depreciation expense totaled $386,000 in the first quarter of fiscal 1998, $492,000 in the fourth quarter of fiscal 1998, and $499,000 in the first quarter of fiscal 1999. The increase in depreciation expense is due to the Company's investment in property and equipment necessary to provide support for the Company's personnel growth during these periods.


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

Accordingly, 1,475,000 shares were issued from treasury by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997. The Company received net proceeds of $12.02 million from the offering. The proceeds are net of underwriter's fees of $580,938 and were further reduced by anticipated offering costs of $426,000 which were included in accrued liabilities at October 31, 1997.

During April 1998, the Company entered into a line of credit agreement with a bank. Borrowings under the agreement may aggregate up to $1,500 as of October 31, 1998 and bear interest at the bank's prime rate of interest plus one percent (9.0% as of October 31, 1998). The agreement, which expires in January 2000, is utilized to collateralize letters of credit issued to the Company's landlord for leasehold improvements and to meet short-term working capital requirements which may arise from time to time. Borrowings under the agreement are collateralized by the assets of the Company except the Company's intellectual property. The credit agreement contains certain minimum quarterly profitability and various financial-ratio requirements. Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock, and the Company must also limit the amount of funds transferred to any affiliate.

Net cash used in operating activities was $1.03 million and $1.54 million for the three-month periods ended October 31, 1997 and 1998, respectively. The decrease in cash from operations is primarily due to the growth in receivables during the quarter. Net cash used in investing activities was $260,000 and $377,000 for the three-month periods ended October 31, 1997 and 1998, respectively. During the three months ended October 31, 1997, the expenditures were primarily for the acquisition of furniture and equipment to support the increase in headcount. The expenditures during the three-month period ended October 31, 1998 consisted primarily of investments in furniture and leasehold improvements related to the Company's corporate headquarters in Austin, Texas. Net cash provided by financing activities was $11.72 million and $-0- for the
three-month periods ended October 31, 1997 and 1998, respectively.   As
mentioned above, the Company completed a financing in the first quarter of fiscal 1998 resulting in an increase in cash of $12.02 million before offering costs of $426,000.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. The Company is assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

The products provided by the Company process dates only to the extent that these products use date data provided by the host or target operating system for date representations used in internal processes, such as file modifications. Any Year 2000 Compliance issues resulting from the operation of the products are therefore necessarily subject to the Year 2000 Compliance of the relevant host or target operating system. The Company has directed its customers to the relevant statements of Microsoft Corporation, Sun Microsystems, Inc., Apple Computer, Inc., and other host or target operating systems relating to the Year 2000 Compliance of their operating systems. Except as expressly described above, the products, in themselves, do not process date data, and therefore the Company believes that the products do not implicate Year 2000 Compliance issues.

Although the Company believes the current versions of its products are year 2000 compliant, there can be no assurances that the current product versions do not contain undetected errors or defects associated with year 2000 date functions.

With respect to the Company's internal information technology systems, the Company's year 2000 internal readiness program primarily covers taking inventory of hardware and software systems, determining the level of year 2000 compliance of such systems, assessing business risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company is currently reviewing and addressing year 2000 issues in its mission critical information technology systems such as finance, order processing, customer service, project management, and sales management. The Company is also currently reviewing and addressing year 2000 issues in its network servers, network software and widely used desktop software applications. The Company expects to substantially complete year 2000 readiness preparations by the first or second quarter of calendar 1999. In each case, the Company expects to continue implementation and testing through calendar 1999. The Company has no current plans to perform an assessment of embedded technology outside of its information technology systems, and believes that the failure to be year 2000 compliant of imbedded technology in systems such as photocopiers, HVAC and cardkey readers will not have a material effect on the Company's business.

Although the Company has not experienced and does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware and internally developed software, or in the internal systems of its vendors or customers. The most reasonably likely worst case scenarios would include: (i) loss or corruption of data contained in the Company's internal information systems, (ii) hardware failure, (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.); (iv) the failure of the internal systems of the Company's vendors or customers, resulting in problems with providing services or making payments to the Company. The Company is in the early phases of contingency planning at this time and expects to undertake more in depth contingency planning after following the completion of its analysis and correction of its internal year 2000 issues. The Company expects its contingency plans to include, among other things, manual work-arounds for software and hardware failures, as well as substitution of systems or vendors, if necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997; however, it is not required in interim filings in the initial year of adoption.

Management does not believe the implementation of SFAS No. 131 will have a material effect on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.