Form 10-Q
period 1999-01-31
METROWERKS INC /TX/
filed 1999-03-17
CIK 1008116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended January 31, 1999

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


                 Canada                                       N/A
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

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

 Number of shares of common stock outstanding as of March 15, 1999: 14,635,888

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Part I: Financial Information

Item 1  Consolidated Financial Statements:
        Consolidated Balance Sheets as of July 31, 1998
        and January 31, 1999.................................................2

        Consolidated Statements of Operations for the three
        and six month periods ended January 31, 1998 and 1999................3

        Consolidated Statements of Changes in Stockholders' Equity for the three and six month periods ended January 31, 1998 and 1999..4

        Consolidated Statements of Cash Flows for the six month periods ended January 31, 1998 and 1999......................................5

        Notes to Consolidated Financial Statements...........................6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................8

Item 3  Quantitative and Qualitative Disclosures About Market Risk...........13


Part II: Other Information

Item 1  Legal Proceedings....................................................14

Item 2  Changes in Securities and Use of proceeds............................14

Item 3  Defaults Upon Senior Securities......................................14

Item 4  Submission of Matters to a Vote of Securities Holders................14

Item 5  Other Information....................................................15

Item 6  Exhibits and Reports on Form 8-K.....................................15

Signature....................................................................15

PART 1. FINANCIAL STATEMENTS
----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================

                                                          July 31,   January 31,
ASSETS                                                      1998        1999
                                                                     (unaudited)
                                                          --------   -----------

Current assets:
        Cash and cash equivalents                         $  6,708     $  2,584
        Short-term investments                                 400          400
        Accounts receivable, net                             6,650       10,042
        Inventories                                            293          340
        Income and other taxes recoverable                     254          136
        Prepaid expenses and other current assets              804          870
                                                          --------     --------

             Total current assets                           15,109       14,372

Long-term receivable                                         1,039        1,411
Property and equipment, net                                  4,363        4,089
                                                          --------     --------

             Total assets                                 $ 20,511     $ 19,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                  $  1,859     $  2,333
        Accrued liabilities                                  1,712        1,120
        Deferred revenue                                       722        1,593
                                                          --------     --------

        Total current liabilities                            4,293        5,046

Stockholders' equity:
        Capital stock
        Preferred stock, Class A and B, no par value,
             unlimited as to number; none outstanding
        Common stock, no par value, unlimited as to
             number; shares issued and outstanding
             and 12,919,030
             12,934,355, respectively                       29,465       29,516

        Accumulated deficit                                (12,881)     (14,546)
        Cumulative translation adjustment                     (366)        (144)
                                                          --------     --------

        Total stockholders' equity                          16,218       14,826
                                                          --------     --------

             Total liabilities and stockholders' equity   $ 20,511     $ 19,872



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                                 Three Months                           Six Months
                                                                    Ended                                 Ended
                                                                 January 31,                           January 31,
                                                           1998               1999               1998               1999
                                                        [restated]                            [restated]
                                                     --------------     --------------     --------------     --------------
    Revenue, net                                          $ 4,810            $ 6,163            $10,963            $12,915

    Cost of sales                                             685                539              1,818              1,094

    Operating expenses:
         Research and development                           2,382              3,261              4,465              6,415
         Selling, administrative and technical              2,473              3,097              4,847              6,157
         support
         Depreciation                                         408                501                794              1,000
                                                     --------------     --------------     --------------     --------------

         Total operating expenses                           5,263              6,859             10,106             13,572

    Loss from operations                                   (1,138)            (1,235)              (961)            (1,751)

    Other income:
         Interest income and other, net                       175                 26                235                 85
                                                     --------------     --------------     --------------     --------------

    Net loss                                              $  (963)           $(1,209)           $  (726)           $(1,666)

    Net loss per share, basic and diluted                  $(0.08)            $(0.09)            $(0.06)            $(0.13)
                                                     --------------     --------------     --------------     --------------

    Shares used in per share calculation:
         Basic and diluted                                 11,930             12,922             11,742             12,920



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)
================================================================================


                                                               Three Months                            Six Months
                                                                  Ended                                   Ended
                                                               January 31,                             January 31,
                                                         1998                1999               1998                1999
                                                       --------            --------            -------            --------
Common stock and paid-in capital
     Balance, beginning of period                      $ 29,440            $ 29,465            $17,596            $ 29,465
     Common stock issued from option exercise                53                  51                179                  51
     Common stock issued from conversion of
     special warrants                                    13,759                   -             13,759
     Purchase and retirement of officers' shares         (2,166)                  -             (2,166)
     Conversion of special warrants                     (11,718)                  -                  -                   -
                                                       --------            --------            -------            --------

          Balance, end of period                         29,368              29,516             29,368              29,516

Retained earnings and cumulative translation adjustment
     Balance, beginning of period                        (6,808)            (13,523)            (7,034)            (13,247)

     Net loss                                              (963)             (1,209)              (726)             (1,666)
     Foreign currency translation adjustments              (106)                 42               (117)                223
                                                       --------            --------            -------            --------

          Comprehensive loss                             (1,069)             (1,167)              (843)             (1,443)
                                                       --------            --------            -------            --------

          Balance, end of period                         (7,877)            (14,690)            (7,877)            (14,690)
                                                       --------            --------            -------            --------

          Total stockholders' equity                   $ 21,491            $ 14,826            $21,491            $ 14,826



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
================================================================================


                                                                             Six Months
                                                                               Ended
                                                                             January 31,
                                                                         1998            1999
                                                                       --------        --------
Cash flows from operating activities:
     Net loss                                                          $   (726)       $ (1,666)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation of property and equipment                                 809           1,000

Changes in assets and liabilities:
     Accounts receivable                                                 (3,564)         (3,591)
     Other current assets                                                    97               1
     Long-term receivables                                                 (906)           (372)
     Current liabilities                                                    955             932
                                                                       --------        --------

          Net cash used in operating activities                          (3,335)         (3,696)



Cash flows from investing activities:
     Purchase of available-for-sale securities                             (400)              -
     Additions to property and equipment                                   (605)           (581)
                                                                       --------        --------

          Net cash used in investing activities                          (1,005)           (581)



Cash flows from financing activities:
     Net proceeds from issue of special warrants                         11,593               -
     Proceeds from exercise of stock options                                179              51
                                                                       --------        --------

          Net cash provided by financing activities                      11,772              51


Effect of exchange rate changes on cash and cash equivalent                 (22)            102

Increase (decrease) in cash and cash equivalents                          7,410          (4,124)

Cash and cash equivalents at beginning of period                          5,042           6,708
                                                                       --------        --------

Cash and cash equivalents at end of period                              $12,452        $  2,584

Non-cash investing and financing activities:
     Property and equipment financed by
       accounts payable                                                $      -        $    144
                                                                       --------        --------



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
================================================================================


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Operating results for the six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended July 31, 1998 of Metrowerks Inc. and subsidiaries (the "Company").

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Metrowerks Corporation, a Texas corporation, and Metrowerks Corporation's wholly owned subsidiary, Metrowerks Co. Ltd., a Japanese corporation. All significant intercompany transactions and balances have been eliminated.

Certain amounts have been reclassified in the January 31, 1998 consolidated financial statements to conform to the current period classifications. All dollar amounts presented are denominated in United States dollars.


Note 2 - Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist principally of finished goods, books and third party hardware at July 31, 1998 and January 31, 1999.


Note 3 - 1997 Special Warrants

On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,500,000 special warrants ("1997 Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 1997 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements were modified in that the Company agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the 1997 Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the 1997 Special Warrants. The 1997 Special Warrants were exercised in January 1998. Accordingly, 1,475,000 shares were newly issued by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997. The Company received net proceeds of $11,593 from the offering. The proceeds are net of offering costs of $1,007.


Note 4 - Line of Credit:

During April 1998, the Company entered into a line of credit agreement with a bank. Borrowings under the agreement may aggregate up to $1,500 and bear interest at the bank's prime rate of interest plus one percent (8.75% as of January 31, 1999). The agreement, which expires in January 2000, is utilized to collateralize letters of credit issued to the Company's landlord for leasehold improvements and to meet short-term working capital requirements which may arise from time to time. Borrowings under the agreement are collateralized by the assets of the Company except the Company's intellectual property. The credit agreement contains certain minimum quarterly profitability and various financial-ratio requirements. As of January 31, 1999, the Company was not in compliance with certain financial covenants under the agreement. This non-compliance has been waived by the bank. However, there can be no assurance that the bank would waive any future non-compliance. Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock, and the Company must also limit the amount of funds transferred to any affiliate or affiliated company.

Note 5 - Computation of Net Loss Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997.

Earnings per share calculated under SFAS No. 128 are as follows:

                                                          Three Months Ended                       Six Months Ended
    Basic and diluted:                                       January 31,                             January 31,
                                                         1998                1999                1998                1999
                                                  ---------------     ---------------     ---------------     ---------------
    Net loss for the period                           $      (963)        $    (1,209)        $      (726)        $    (1,666)
                                                  ---------------     ---------------     ---------------     ---------------

    Weighted average number of common shares
    Issued and outstanding                             11,929,883          12,921,524          11,742,424          12,920,277
                                                  ---------------     ---------------     ---------------     ---------------

    Loss per share                                    $     (0.08)        $     (0.09)        $     (0.06)        $     (0.13)

Options to purchase the following shares of common stock at the indicated range of price per share were outstanding during the three and six month periods ended January 31, 1998 and 1999, but were not included in the computation of diluted earnings per share because the inclusion of the options in the diluted per share calculation was antidilutive:

                                                  Options         Range of
                                                 Excluded      Exercise Prices
                                                ----------     ---------------
Three months ended:
    January 31, 1998                             1,577,497      $1.03 - $11.77
    January 31, 1999                             1,710,121      $1.03 - $11.77
Six months ended:
    January 31, 1998                             1,577,497      $1.03 - $11.77
    January 31, 1999                             1,710,121      $1.03 - $11.77


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

Note 7 - Subsequent Events

On February 4, 1999, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,700,000 special warrants ("1999 Special Warrants") at a price of $4.00 each ($3.76 net of underwriters' fee). In February 1999, 1,700,000 1999 Special Warrants were issued. Each 1999 Special Warrant entitled the holder thereof to receive one common share of the Company. The 1999 Special Warrants were exercised in February 1999, and accordingly, 1,700,000 new shares were issued by the Company. The Company received net proceeds of $6,245 from the offering. The proceeds are net of underwriter's fees and offering costs of $555.

Note 8 - Restatement of Prior Periods

The accompanying results of operations for the three and six month periods ended January 31, 1998 have been restated to reflect a reduction in revenues and an increase in net loss of $200. This restatement resulted from a contemporaneous agreement to provide additional deliverables under a software development agreement during the second quarter of fiscal year 1998. Based on the additional deliverable under the contract, the original revenue allocation was determined to be in error and has been restated. This remaining deliverable was conveyed to the customer and the revenue was recognized in the fourth quarter of fiscal year 1998. The restatement resulted in a change of revenues from $5,010 prior to restatement to $4,810 for the three month period ended January 31, 1999 and $11,163 prior to restatement to $10,963 for the six month period ended January 31, 1999. The restatement also resulted in a change of net loss from $763 prior to the restatement to $963 loss for the three month period ended January 31, 1999 and $526 prior to restatement to $726 for the six month period ended January 31, 1999. Accordingly, the revenues and net loss for the three month period ended July 31, 1998 were restated from $4,855 to $5,055 and $2,173 to $1,973, respectively. There was no effect from the restatement on the twelve month period ended July 31, 1998.

Note 9 - Recent Accounting Pronouncements

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

Relevant risks and uncertainties include, among others, potential fluctuations in the Company's quarterly results, the Company's entry into the embedded systems market, risks relating to the Company's ability to complete the development of new products, technological change, the dependence on key personnel, the Company's ability to protect its proprietary technology, the quality of the Company's software products, reliance on international sales, which involves numerous risks, fluctuation in stock price, increased competition, the Company's limited history of profitability, the management of growth, potential litigation, influence of existing stockholder, the need for additional funds, year 2000 compliance, and the Company's dependence on third-party distribution channels. Other risk factors which should be read in conjunction with the consolidated financial condition and results of operations are included from time to time in the Company's other filings with the securities commissions in Canada and the United States Securities and Exchange Commission, press releases and other communications.

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

The Company derives substantially all of its revenue from a limited number of products. The Company's future revenue is substantially dependent upon the continued acceptance of its CodeWarrior products. The Company is also in the process of developing a number of new products and new versions of existing products and believes that its future operating results will depend upon the commercial success of these new products, new targeted platforms and operating systems. There can be no assurance that the Company's new products will achieve market acceptance.

The Company expanded its sales efforts to include the establishment of OEM relationships with various semiconductor vendors and system vendors ("OEM partners"). Through these OEM relationships the Company typically licenses certain CodeWarrior technologies to the OEM partner for exclusive and non-exclusive distribution to their customers. The Company anticipates that OEM arrangements, as described above, will be a significant percentage of revenue for fiscal 1999. However, there can be no assurance that the Company will be able to enter into future agreements or that the existing or future agreements will result in sales of the CodeWarrior products. The Company's annual and quarterly results may depend significantly on the Company's ability to enter into these new OEM arrangements. The Company also derives a significant portion of its revenue from product development agreements pursuant to which the Company receives payments from a third party for porting its programming tools to a particular platform, operating system or programming language. The amount of revenue the Company receives from this particular source will depend upon the number of such agreements to which the Company is a party during such quarter and the timing of deliverables under such agreements. Further, there can be no assurance that the Company will be able to continue to enter into such development agreements in the future. The Company's product development efforts have also entailed significant research and development expenditures. In addition, to enhance its competitive position in the future, it will be necessary for the Company to broaden its product offerings. This objective may require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies. Furthermore, if the Company were unable to enter into new software development agreements in the future, the Company would, at a minimum, have to increase its internal research and development expenditures. These higher expense levels combined with fluctuations in revenue could affect the Company's quarterly and annual results and result in fluctuations in its operating results.

The Company intends to continue to invest significant amounts to expand its product line and accordingly may continue to experience losses and volatility of revenue and operating results in future periods. The Company believes that the recent revenue growth rates should not be relied upon as an indication of revenue growth rates for future periods.


RECENT EVENTS

In the second quarter of fiscal 1999, the Company entered into a licensing agreement with Sun Microsystems to provide Sun's Jini technology to licensees of CodeWarrior embedded tools. Jini is a new technology from Sun Microsystems that is designed to simplify the configuration of hardware devices and software devices on a network and makes it possible to add new services or devices to networks with no configuration requirements and to execute new services without pre-installing software on client machines. The Company will be the first embedded tools vendor to license Jini for research and development use and deployment.

Additionally during the second quarter of fiscal 1999, the Company released new versions of CodeWarrior for MIPS, CodeWarrior for PPC, and CodeWarrior for PlayStation. The Company also produced initial releases of CodeWarrior for Phillips TriMedia and CodeWarrior Professional for Java, which is a Java-only version of CodeWarrior integrated development tools.

On February 4, 1999, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,700,000 special warrants ("1999 Special Warrants") at a price of $4.00 each ($3.76 net of underwriter's fee). In February 1999, 1,700,000 1999 Special Warrants were issued. Each 1999 Special Warrants were exercised in February 1999, and accordingly, 1,700,000 new shares were issued by the Company. The Company received net proceeds of $6.25 million from the offering. The proceeds are net of underwriter's fees and offering costs of $555,000.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net revenue for the periods indicated:


                                                       Three Months             Six Months
                                                           Ended                   Ended
                                                        January 31,             January 31,
                                                     1998        1999        1997        1998
                                                    ------      ------      ------      ------
Revenue, net......................................  100.0%      100.0%      100.0%      100.0%
Cost of product sales.............................   14.2         8.7        16.6         8.5
Operating expenses:
     Research and development ....................   49.5        52.9        40.7        49.7
     Selling, administrative and technical
     support......................................   51.4        50.3        44.2        47.7
     Depreciation of property and equipment.......    8.5         8.1         7.2         7.7
          Total operating expenses................  109.4       111.3        92.1       105.1

Operating income (loss)...........................  (23.6)      (20.0)       (8.7)      (13.6)
Other income:
     Interest income and other....................    3.6         0.4         2.1         0.7
Net loss..........................................  (20.0)      (19.6)       (6.6)      (12.9)

Revenue

The Company recognizes revenue from the sale of its products upon product shipment provided there are no contingencies and collection is probable. The Company sells its products through its direct sales force and indirectly through distributors. All revenue is derived from unaffiliated customers. Product returns are estimated and provided for at the time of sale. Such return allowances as a percentage of revenues have varied significantly over recent years and periods, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects return allowances will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within expectations, the setting of return allowances requires judgments regarding such factors as future competitive conditions and product acceptance, which can be difficult to predict.

The Company recognizes revenue on its OEM arrangements under the terms of each specific agreement. These OEM agreements typically allow platform vendors to use and distribute versions of CodeWarrior tools, which support their platforms. The Company anticipates that OEM arrangements, as described above, will be a significant percentage of revenue for fiscal 1999. The Company expects that future quarterly results will depend significantly on the ability of the Company to enter into new OEM agreements. However, there can be no assurance that the Company will be able to enter into future agreements or that the existing or future agreements will result in increased sales of the CodeWarrior products.

The Company also derives revenue from product development agreement fees. Product development agreement fees related to software development are recognized on a percentage of completion basis over the term of the contract, and are included in revenue in the income statement. The amount of these revenues generally approximates the amount of the costs incurred by the Company in performing under these agreements. These costs are expensed as research and development expenses.

Revenue, a substantial portion of which has been derived from sales of the Company's CodeWarrior professional programming tools, increased 28% from $4.81 million in the second quarter of fiscal 1998 to $6.16 million in the second quarter of fiscal 1999. The increase of revenues is due in a large part to an increase in net product sales of $2.10 million from $3.50 million in the second quarter of fiscal 1998 to $5.60 million in the second quarter of fiscal 1999. The Company entered into several OEM agreements during the quarter, which contributed significantly to second quarter revenues. Product development agreement revenues for the second quarter of fiscal 1999 were $564,000, or 9.2% of total revenues, compared to $1.31 million, or 27.2% of total revenues in the second quarter of fiscal 1998. The decrease in product development agreement revenue occurred as many of the agreements entered into by the Company were reaching final stages and the Company began to shift its focus towards the sale of these newly developed products. There can be no assurance that the Company will be able to continue to enter into such development agreements in the future. Revenues increased 17.8% from $10.96 million for the six month period ended January 31, 1998 to $12.92 million for the six month period ended January 31, 1999.

Cost of Sales and Product Margins

Cost of sales consists primarily of the cost of product media and duplication, the cost of packaging materials, royalties, shipping expenses and cost of third party hardware. Costs associated with product development agreement revenues are included in research and development expenses, are not separately identified and approximate revenue attributable to these agreements. Cost of sales decreased from $685,000 in the second quarter of fiscal 1998 to $539,000 in the second quarter of fiscal 1999. Of these amounts, the cost of net software sales, which consists of total cost of sales less the cost of third party hardware, was $599,000 in the second quarter of fiscal 1998 and $441,000 in the second quarter of fiscal 1999, representing 21.5% and 8.0% of net software sales, respectively. Cost of sales for the six month period ended January 31, 1998 was $1.82 million and $1.09 million for the six month period ended January 31, 1999, a decrease of 39.8%. The cost of net software sales was $1.55 million for the six month period ended January 31, 1998 and $962,000 for the six month ended January 31, 1999, representing 19.8% and 8.1% of gross software sales respectively. Product margins have increased from the three and six month periods ended January 31, 1998 to the three and six month periods ended January 31, 1999 due to an increase in large site license sales and certain OEM sales which have higher margins than the sale of shrink-wrapped software to individual end users. In the first quarter of fiscal 1999, cost of gross software sales totaled $520,000 or 8.3% of gross software sales.

Operating Expenses

Research and Development. Research and development costs are expensed as incurred. Eligible software costs incurred between the time a product achieves technological feasibility until its general release to customers are capitalized and amortized on a straight-line basis over the economic life of the product, which is generally three years. The Company evaluates the realizable value of capitalized software on an ongoing basis, relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company evaluates non-financial data such as market trends and product development cycles. Research and development costs are reduced by related grants and investment tax credits.

Research and development costs increased from $2.38 million in the second quarter of fiscal 1998 to $3.26 million in the second quarter of fiscal 1999, representing 49.5% and 52.9% of net revenues, respectively. For the six month period ended January 31, 1998 research and development expenditures were $4.47 million compared to $6.42 million for the six month period ended January 31, 1999, representing 40.7% and 49.7% of net revenues, respectively. Research and development expenditures consist primarily of personnel-related costs.
Increases in expenses were due primarily to the growth of the Company's research and development team from 106 employees at January 31, 1998 to 142 employees at January 31, 1999. Research and development expenses in the first quarter of fiscal 1999 were $3.15 million or 46.7% of net revenues. The research and development team consisted of 140 employees at October 31, 1998. The Company anticipates an increase in research and development costs in future periods to expand its current and future product lines.

Selling, administrative and technical support. Selling, administrative and technical support costs increased from $2.47 million in the second quarter of fiscal 1998 to $3.10 million in the second quarter of fiscal 1999, representing 51.4% and 50.3% of net revenues, respectively. This increase in absolute costs is due to an increase in selling, administrative and technical support headcount from 84 employees at January 31, 1998 to 105 employees at January 31, 1999. Selling, administrative and technical support costs increased from $4.85 million for the six month period ended January 31, 1998 to $6.16 million for the six month period ended January 31, 1999, representing 44.2% and 47.7% of net revenues, respectively. In the first quarter of fiscal 1999, selling, administrative and technical support costs totaled $3.06 million or 45.3% of net revenues, and headcount in selling, administrative and technical support was 105 employees. The Company is currently expanding its sales and marketing activities in the embedded market and anticipates that its selling, administrative and technical support costs will continue to increase in future periods.

Depreciation. Depreciation expense totaled $408,000 in the second quarter of fiscal 1998, $499,000 in the first quarter of fiscal 1999, and $501,000 in the second quarter of fiscal 1999. For the six month period ended January 31, 1998 depreciation expense totaled $794,000 compared to $1.00 million for the six month period ended January 31, 1999. The increase in depreciation expense is due to the Company's investment in property and equipment necessary to provide support for the Company's personnel growth during these periods.


Liquidity and Capital Resources

As of January 31, 1999, the Company had cash and cash equivalents of $2.58 million.

On October 21, 1997, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement, 1,500,000 special warrants ("1997 Special Warrants") at a price of $10.08 each ($9.62 net of underwriters' fee). Upon the exercise of the 1,500,000 1997 Special Warrants thereby sold, 1,250,000 shares were to have been issued from treasury by the Company and 250,000 were to have been transferred by three officers of the Company. These arrangements were modified in that the Company agreed to assume two of the officers' obligations to deliver an aggregate of 225,000 Common Shares upon the exercise of the 1997 Special Warrants in consideration of the payment by those officers of the proceeds received by them in connection with the offering of the 1997 Special Warrants. The 1997 Special Warrants were exercised in January 1998. Accordingly, 1,475,000 new shares were issued by the Company and 25,000 shares were transferred by an officer of the Company. The 225,000 Common Shares owned by the other two officers of the Company were purchased by the Company for cancellation in December 1997. The Company received net proceeds of $11.59 million from the offering. The proceeds are net of underwriter's fees and accrued offering cost of $1.01 million.

On February 4, 1999, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,700,000 special warrants ("1999 Special Warrants") at a price of $4.00 each ($3.76 net of underwriters' fee). In February 1999, 1,700,000 1999 Special Warrants were issued. Each 1999 Special Warrant entitled the holder thereof to receive one common share of the Company. The 1999 Special Warrants were exercised in February 1999, and accordingly, 1,700,000 new shares were issued by the Company. The Company received net proceeds of $6.25 million from the offering. The proceeds are net of underwriter's fees and offering costs of $555,000.

During April 1998, the Company entered into a line of credit agreement with a bank. Borrowings under the agreement may aggregate up to $1,50 million and bear interest at the bank's prime rate of interest plus one percent (8.75% as of January 31, 1999). The agreement, which expires in January 2000, is utilized to collateralize letters of credit issued to the Company's landlord for leasehold improvements and to meet short-term working capital requirements which may arise from time to time. Borrowings under the agreement are collateralized by the assets of the Company except the Company's intellectual property. The credit agreement contains certain minimum quarterly profitability and various financial-ratio requirements. As of January 31, 1999, the Company was not in compliance with certain financial covenants under the agreement. This non-compliance has been waived by the bank. However, there can be no assurance that the bank would waive any future non-compliance. Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock, and the Company must also limit the amount of funds transferred to any affiliate or affiliated company.

Net cash used in operating activities was $3.33 million and $3.70 million for the six month periods ended January 31, 1998 and 1999, respectively. The decrease in cash from operations is primarily due to the net loss for the periods and growth in accounts receivable during the periods. Net cash used in investing activities was $1.01 million and $581,000 for the six month periods ended January 31, 1998 and 1999, respectively. During the six month period ended January 31, 1998, these expenditures were primarily for the acquisition of furniture and equipment to support the increase in headcount and the purchase of a certificate of deposit to collateralize a deposit with the landlord for the Company's corporate headquarters in Austin, Texas. The expenditures during the six month period ended January 31, 1999 consisted primarily of investments in furniture and leasehold improvements related to the Company's headquarters. Net cash provided by financing activities was $11.78 million and $51,000 for the six month periods ended January 31, 1998 and 1999, respectively. As mentioned above, the Company completed a financing in the first quarter of fiscal 1998 resulting in an increase in cash of $11.59 million net of underwriter's fees and offering costs of $1.01 million.

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


ITEM 1. LEGAL PROCEEDINGS

Not applicable and has been omitted.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 4, 1999, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,700,000 special warrants ("1999 Special Warrants") at a price of $4.00 each ($3.76 net of underwriters' fee). In February 1999, 1,700,000 1999 Special Warrants were issued. Each 1999 Special Warrant entitled the holder thereof to receive one common share of the Company. The 1999 Special Warrants were exercised in February 1999, and accordingly, 1,700,000 new shares were issued by the Company.

The underwriters of this private placement were TD Securities Inc. and CIBC Wood Gundy Securities Inc.


ITEM 3. DEFAULT UPON SENIOR SECUIRITIES

Not applicable and has been omitted.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on November 24, 1998 in Toronto, Ontario. Of the 12,920,030 shares outstanding as of the record date, 7,885,243 were present or represented by proxy at the meeting. The following matters were submitted to a vote of the security holders:

1.  To elect the following to serve as Directors of the Company:

            Name                  Votes For    Votes Withheld   Votes Abstaining
            --------------------------------------------------------------------
            Jean Belanger         7,866,901        12,816             5,526
            Greg Galanos          7,866,901        12,816             5,526
            Stephen Lockyer       7,866,901        12,816             5,526
            Geoff Beattie         7,866,901        12,816             5,526
            Tom Woods             7,866,901        12,816             5,526
            Peter Tolnai          7,866,901        12,816             5,526
            David Perkins         7,866,901        12,816             5,526

2. Amendment to the Stock Option Plan dated June 21, 1995 (as amended) (the "Plan") increasing the number of common shares of the Company reserved for issuance under the Plan from 2,600,000 to 3,600,000.

            Votes For:            4,971,599

            Votes Against:        1,940,754

            Votes Abstaining:       972,890

3. Confirmation of the amendment to the Company's by-laws relating to quorum requirements at shareholders' meetings.

            Votes For:            6,842,117

            Votes Against:           76,439

            Votes Abstaining:       966,687

4. Appointment of auditors for the ensuing year and authorizing the directors to fix the remuneration to be paid to the auditors.

            Votes For:            7,871,254

            Votes Withheld:          12,902

            Votes Abstaining:         1,087

ITEM 5. OTHER INFORMATION

Not applicable and has been omitted.

ITEM 6. EXHIBITS AND REPORTS ON THE FORM 8-K

    (A)   EXHIBITS

          27. Financial Data Schedule

    (B)   REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the quarter ended January 31, 1999.

For further information, refer to the Form 10-K for the year ended July 31, 1998 of the company.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Metrowerks Inc.


Date: March 17, 1999                   By: /s/ James H. Welch
                                           -------------------------------------
                                           James H. Welch,
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

METROWERKS INC.