Form 10-Q
period 1999-04-30
METROWERKS INC /TX/
filed 1999-06-14
CIK 1008116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 30, 1999

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

 Number of shares of common stock outstanding as of June 11, 1999: 14,636,888

METROWERKS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Part I:  Financial Information
-----------------------------

Item 1   Consolidated Financial Statements:
         Consolidated Balance Sheets as of July 31, 1998 and April 30, 1999
         (unaudited).......................................................    2

         Consolidated Statements of Operations (unaudited) for the three-month
         and nine-month periods ended April 30, 1998 and 1999..............    3

         Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three-month and nine-month periods ended April 30, 1998 and
         1999..............................................................    4

         Consolidated Statements of Cash Flows (unaudited) for the nine-month
         periods ended April 30, 1998 and 1999.............................    5

         Notes to Consolidated Financial Statements........................    6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    8

Item 3   Quantitative and Qualitative Disclosures About Market Risk........   13


Part II: Other Information
--------------------------

Item 1   Legal Proceedings.................................................   14

Item 2   Changes in Securities and Use of Proceeds.........................   14

Item 3   Defaults Upon Senior Securities...................................   14

Item 4   Submission of Matters to a Vote of Securities Holders.............   14

Item 5   Other Information.................................................   14

Item 6   Exhibits and Reports on Form 8-K..................................   14

Signature..................................................................   14

PART 1.  FINANCIAL STATEMENTS
-----------------------------

ITEM1. CONSOLIDATED FINANCIAL STATEMENTS



METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

--------------------------------------------------------------------------------

                                                                            July 31,              April 30,
                                                                              1998                  1999
                                                                       ----------------      ----------------
                                                                                                 (unaudited)
    ASSETS

    Current assets:
         Cash and cash equivalents                                             $  6,708              $  5,916
         Short-term investments                                                     400                   400
         Accounts receivable, net                                                 6,650                12,069
         Income and other taxes recoverable                                         254                   165
         Other current assets                                                     1,097                 1,158
                                                                       ----------------      ----------------

                   Total current assets                                          15,109                19,708

    Long-term trade accounts receivable                                           1,039                 2,192
    Property and equipment, net                                                   4,363                 3,876
                                                                       ----------------      ----------------

                   Total assets                                                $ 20,511              $ 25,776
                                                                       ================      ================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
         Accounts payable                                                      $  1,859              $  2,363
         Accrued liabilities                                                      1,712                 1,215
         Deferred revenue                                                           722                 1,458
                                                                       ----------------      ----------------

         Total current liabilities                                                4,293                 5,036

    Stockholders' equity:
         Capital stock:
              Preferred stock, Class A and B, no par value,
                   unlimited as to number; none outstanding                           -                     -
              Common stock, no par value, unlimited as to number;
                   shares issued and outstanding 12,919,030 and
                   14,636,888, respectively                                      29,465                35,769

         Accumulated deficit                                                    (12,881)              (14,784)
         Cumulative translation adjustment                                         (366)                 (245)
                                                                       ----------------      ----------------

         Total stockholders' equity                                              16,218                20,740
                                                                       ----------------      ----------------

                   Total liabilities and stockholders' equity                  $ 20,511              $ 25,776
                                                                       ================      ================



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                               Three Months                          Nine Months
                                                                  Ended                                 Ended
                                                                April 30,                             April 30,
                                                         1998               1999               1998               1999
                                                   --------------     --------------     --------------     --------------
                                                                                            [restated]
    Revenue, net                                          $ 3,037            $ 7,561            $14,000            $20,476

    Cost of product sales                                     606                522              2,424              1,616

    Operating expenses:
         Research and development                           2,595              3,312              7,060              9,727
         Selling, administrative and technical
          support                                           2,754              3,588              7,601              9,745
         Depreciation                                         398                467              1,192              1,467
                                                   --------------     --------------     --------------     --------------

         Total operating expenses                           5,747              7,367             15,853             20,939
                                                   --------------     --------------     --------------     --------------

    Loss from operations                                   (3,316)              (328)            (4,277)            (2,079)

    Other income:
         Interest income and other, net                       119                 91                354                176
                                                   --------------     --------------     --------------     --------------

    Net loss                                              $(3,197)           $  (237)           $(3,923)           $(1,903)
                                                   ==============     ==============     ==============     ==============

    Net loss per share, basic and diluted                  $(0.25)            $(0.02)            $(0.32)            $(0.14)
                                                   ==============     ==============     ==============     ==============

    Shares used in per share calculation:
         Basic and diluted                                 12,867             14,311             12,109             13,374
                                                   ==============     ==============     ==============     ==============



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited) (In thousands)

--------------------------------------------------------------------------------

                                                                 Three Months                            Nine Months
                                                                    Ended                                   Ended
                                                                  April 30,                               April 30,
                                                           1998                1999               1998                1999
                                                    ---------------     ---------------     --------------     ---------------
                                                                                               (restated)
    Common stock and paid-in capital
         Balance, beginning of period                      $ 29,368            $ 29,516           $ 17,596            $ 29,465

         Common stock issued upon option exercise                59                   5                238                  56
         Common stock issued upon conversion of
           special warrants                                       -               6,248             13,759               6,248
         Purchase and retirement of officers' shares              -                   -             (2,166)                  -
                                                    ---------------     ---------------     --------------     ---------------

              Balance, end of period                         29,427              35,769             29,427              35,769

    Accumulated deficit and cumulative translation adjustment
         Balance, beginning of period                        (7,877)            (14,690)            (7,034)            (13,247)

         Net loss                                            (3,197)               (237)            (3,923)             (1,903)
         Foreign currency translation adjustments               (45)               (102)              (162)                121
                                                    ---------------     ---------------     --------------     ---------------

              Comprehensive loss                             (3,242)               (339)            (4,085)             (1,782)
                                                    ---------------     ---------------     --------------     ---------------

              Balance, end of period                        (11,119)            (15,029)           (11,119)            (15,029)
                                                    ---------------     ---------------     --------------     ---------------

              Total stockholders' equity                   $ 18,308            $ 20,740           $ 18,308            $ 20,740
                                                    ===============     ===============     ==============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS (unaudited)
(In thousands)

--------------------------------------------------------------------------------

                                                                                                   Nine Months
                                                                                                      Ended
                                                                                                     April 30,
                                                                                           1998                      1999
                                                                                        ---------                 ---------
                                                                                        (restated)
        Cash flows from operating activities:
             Net loss                                                                   $(3,923)                  $(1,903)
             Adjustments to reconcile net loss to net cash
               used in operating activities:
                 Depreciation of property and equipment                                   1,192                     1,467

             Changes in assets and liabilities:
                 Accounts receivable                                                     (2,370)                   (4,832)
                 Other current assets                                                      (109)                       (7)
                 Long-term receivables                                                     (792)                   (1,153)
                 Current liabilities                                                        916                       106
                                                                                        ---------                 ---------

                 Net cash used in operating activities                                   (5,086)                   (6,322)

        Cash flows from investing activities:
             Purchase of available-for-sale securities                                     (400)                        -
             Additions to property and equipment                                         (1,057)                     (852)
                                                                                        ---------                 ---------

                 Net cash used in investing activities                                   (1,457)                     (852)

        Cash flows from financing activities:
             Net proceeds from issue of special warrants                                 11,593                     6,248
             Proceeds from exercise of stock options                                        238                        56
                                                                                        ---------                 ---------
                 Net cash provided by financing activities                               11,831                     6,304

        Effect of exchange rate changes on cash and cash equivalents                        (23)                       78

        Increase (decrease) in cash and cash equivalents                                  5,265                      (792)

        Cash and cash equivalents at beginning of period                                  5,042                     6,708
                                                                                        ---------                 ---------

        Cash and cash equivalents at end of period                                      $10,307                   $ 5,916
                                                                                        =========                 =========

        Non-cash investing and financing activities:
             Property and equipment financed by
               accounts payable                                                         $     -                    $   128



The accompanying notes are an integral part of these consolidated financial statements.

METROWERKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. Operating results for the nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended July 31, 1998 of Metrowerks Inc. and Subsidiaries (the "Company").

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Metrowerks Corporation, a Texas corporation, Metrowerks Corporation's wholly-owned subsidiaries, Metrowerks Co. Ltd., a Japanese corporation, and Metrowerks GmbH, a German corporation. All significant intercompany transactions and balances have been eliminated.

Certain amounts have been reclassified in the April 30, 1998 consolidated financial statements to conform to the current period classifications. All dollar amounts presented are denominated in United States dollars.


Note 2 - Special Warrants

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

On February 4, 1999, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,700,000 special warrants ("1999 Special Warrants") at a price of $4.00 each ($3.76 net of underwriters' fee). In February 1999, 1,700,000 1999 Special Warrants were issued. Each 1999 Special Warrant entitled the holder thereof to receive one common share of the Company. The 1999 Special Warrants were exercised in February 1999, and accordingly, 1,700,000 new shares were issued by the Company. The Company received net proceeds of $6,248 from the offering.
The proceeds are net of underwriter's fees and offering costs of $552.


Note 3 - Line of Credit:

During April 1998, the Company entered into a line of credit agreement with a bank. Borrowings under the agreement may aggregate up to $1,500 and bear interest at the bank's prime rate of interest plus one percent (8.75% as of April 30, 1999). The agreement, which expires in January 2000, is utilized to collateralize letters of credit issued to the Company's landlord for leasehold improvements and to meet short-term working capital requirements which may arise from time to time. Borrowings under the agreement are collateralized by the assets of the Company except the Company's intellectual property. The credit agreement contains certain minimum quarterly profitability and various financial ratio requirements. As of April 30, 1999, the Company was not in compliance with certain financial covenants under the agreement. This non-compliance has been waived by the bank. However, there can be no assurance that the bank would waive any future non-compliance. Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock, and the Company must also limit the amount of funds transferred to any affiliate or affiliated company.

Note 4 - Computation of Net Loss Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997.

Options to purchase the following shares of common stock at the indicated range of price per share were outstanding during the three-month and nine-month periods ended April 30, 1998 and 1999, but were not included in the computation of diluted earnings per share because the inclusion of the options in the diluted per share calculation was antidilutive:

                                        Options               Range of
                                       Excluded            Exercise Prices
                                   ---------------      -------------------
Three months ended:
    April 30, 1998                       1,589,331           $1.05 - $11.77
    April 30, 1999                       1,637,538           $1.05 - $11.77
Nine months ended:
    April 30, 1998                       1,589,331           $1.05 - $11.77
    April 30, 1999                       1,637,538           $1.05 - $11.77


Note 5 - Accounting Standards Adopted

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


Note 6 - Restatement of Prior Periods

The accompanying results of operations, statements of changes in stockholders' equity, statements of changes of cash flows for the nine-month period ended April 30, 1998 have been restated to reflect a reduction in revenues and an increase in net loss of $200. This restatement resulted from a contemporaneous agreement to provide additional deliverables under a software development agreement during the second quarter of fiscal year 1998. Based on the additional deliverable under the contract, the original revenue allocation was determined to be in error and has been restated. This remaining deliverable was conveyed to the customer and the revenue was recognized in the fourth quarter of fiscal year 1998. The restatement resulted in a change of $14,200 prior to restatement to revenue of $14,000 for the nine-month period ended April 30, 1998. The restatement also resulted in a change of net loss from $3,723 prior to restatement to $3,923 for the nine-month period ended April 30, 1998. Accordingly, the revenue and net loss for the three-month period ended July 31, 1998 were restated from $4,855 to $5,055 and $2,173 to $1,973, respectively. There was no effect from the restatement on the three-month period ended April 30, 1998 or the twelve-month period ended July 31, 1998.


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


THE COMPANY

The Company's principal line of business is the research, design, development, marketing and support of computer software development tools. The Company's products are used primarily by professional software programmers and by programmers in the academic community to develop applications software for platforms using a variety of operating systems ("OS") including desktop operating systems such as Windows 95/98/NT, Mac(R) OS, and Linux and commercial off-the-shelf embedded operating systems, such as VxWorks, QNX, Nucleus OS(TM) and Windows CE. CodeWarrior is also used by programmers for many proprietary platforms such as 3Com's Palm Computing platform, Sony PlayStation,(TM) Nintendo 64, Sega Dreamcast and AG Communications' (a Lucent subsidiary) GTD-5 operating system.

The Company derives substantially all of its revenue from a limited number of products. The Company's future revenue is substantially dependent upon the continued acceptance of its CodeWarrior products. The Company is also in the process of developing a number of new products and new versions of existing products and believes that its future operating results will depend upon the commercial success of these new products, new targeted platforms and operating systems. There can be no assurance that the Company will be able to successfully develop and introduce these products or that the Company's new products will achieve market acceptance.

The Company expanded its sales efforts to include the establishment of OEM relationships with various semiconductor vendors and system vendors ("OEM partners"). Through these OEM relationships the Company typically licenses certain CodeWarrior technologies to the OEM partner for exclusive and non-exclusive distribution to their customers. The Company anticipates that OEM arrangements, as described above, may account for a significant percentage of revenue for fiscal 1999 and 2000. However, there can be no assurance that the Company will be able to enter into future agreements or that the existing or future agreements will result in sales of the CodeWarrior products. The Company's annual and quarterly results may depend significantly on the Company's ability to enter into these new OEM arrangements.

The Company also derives a significant portion of its revenue from product development agreements under which the Company receives payments from a third party for porting its programming tools to a particular platform, operating system or programming language. The amount of revenue the Company receives from this particular source will depend upon the number of these agreements to which the Company is a party during a quarter and the timing of deliverables under these agreements. Further, there can be no assurance that the Company will be able to continue to enter into such development agreements in the future. The Company's product development efforts have also entailed significant research and development expenditures. In addition, to enhance its competitive position in the future, it will be necessary for the Company to broaden its product offerings. This objective may require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies. Furthermore, if the Company were unable to enter into new software development agreements in the future, the Company would, at a minimum, have to increase its internal research and development expenditures. These higher expense levels combined with fluctuations in revenue could affect the Company's quarterly and annual results and result in fluctuations in its operating results.

The Company intends to continue to invest significant amounts to expand its product line and accordingly may continue to experience losses and volatility of revenue and operating results in future periods. The Company believes that the recent revenue growth rates should not be relied upon as an indication of revenue growth rates for future periods.


RECENT EVENTS

In March 1999, the Company announced its strategic development, distribution and licensing agreements with Nintendo of America, Sega Enterprises, Ltd. and Sony Computer Entertainment. The agreements provide CodeWarrior technology for the industry's current major video game consoles: Nintendo 64 home video game system; Sega Dreamcast from Sega Enterprises, Ltd.; PlayStation from Sony Computer Entertainment; and the next generation PlayStation from Sony Computer Entertainment.

The Company also released CodeWarrior for Red Hat Linux, GNU Edition in the third quarter of fiscal 1999. The Company believes CodeWarrior is the first commercial-grade Integrated Development Environment (IDE) to be ported to Linux.

Beginning May 1, 1999, the Company replaced the program of one-year technical support included in the purchase of the products with a new support program that is tiered and fee-based. The new support program for desktop products provides initial 30 days of email and telephone support at no charge with various fee based packages for any subsequent support. The new support program for embedded systems products provides 90 days of email and telephone support at no charge with subsequent technical support offered on a fee basis as a percentage of the product sale.

Additionally, during the third quarter of fiscal 1999, the Company announced the separation of the CodeWarrior Professional product into two, platform-specific products effective with Release 5 of CodeWarrior for Mac OS, Professional Edition and Release 5 of CodeWarrior for Windows, Professional Edition. Thereafter, the Company intends to release of each product annually, with incremental updates available throughout the year. CodeWarrior Release 5 for both platforms is expected to release in the fourth quarter of fiscal 1999 and is designed to support for rapid application development (RAD) with GUI builders and wizards for Java.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net revenue for the periods indicated:

                                                         Three Months Ended               Nine Months Ended
                                                              April 30,                        April 30,
                                                        1998             1999            1998            1999
                                                        ----             ----            ----            ----
                                                                                      (restated)

Revenue, net........................................   100.0%           100.0%           100.0%         100.0%
Cost of product sales...............................    20.0              6.9             17.3            7.9
Operating expenses:
     Research and development .....................     85.4             43.8             50.4           47.5
     Selling, administrative and technical
        support....................................     90.7             47.4             54.3           47.6
     Depreciation of property and equipment .......     13.1              6.2              8.5            7.2
        Total operating expenses ..................    189.2             97.4            113.2          102.3
Loss from Operations...............................   (109.2)            (4.3)           (30.5)         (10.2)
Other income:
     Interest income and other ....................      3.9              1.2              2.5            0.9
Net loss...........................................   (105.3)            (3.1)           (28.0)          (9.3)

Revenue

The Company recognizes revenue from the sale of its products upon product shipment provided there are no contingencies, the Company has vendor specific objective evidence of the values of each deliverable recognized, and collection is probable. The Company sells its products through its direct sales force and indirectly through distributors. All revenue is derived from unaffiliated customers. Product returns are estimated and provided for at the time of sale. Such return allowances as a percentage of revenues have varied significantly over recent years and periods, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects return allowances will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within expectations, the setting of return allowances requires judgments regarding such factors as future competitive conditions and product acceptance, which can be difficult to predict.

The Company recognizes revenue on its OEM arrangements under the terms of each specific agreement. These OEM agreements typically allow platform vendors to use and distribute versions of CodeWarrior tools, which support their platforms. The Company anticipates that OEM arrangements, as described above, may be a significant percentage of revenue for fiscal 1999 and 2000. The Company expects that future quarterly results will depend significantly on the ability of the Company to enter into new OEM agreements. However, there can be no assurance that the Company will be able to enter into future agreements or that the existing or future agreements will result in increased sales of the CodeWarrior products.

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

Revenue, a substantial portion of which has been derived from sales of the Company's CodeWarrior professional programming tools, increased 149.0% from $3.04 million in the third quarter of fiscal 1998 to $7.56 million in the third quarter of fiscal 1999. The increase of revenues from is due in a large part to an increase in net product sales of $4.56 million from $2.06 million in the third quarter of fiscal 1998 to $6.62 million in the third quarter of fiscal 1999. The Company entered into several OEM agreements during the quarter, which contributed significantly to third quarter revenues. Product development agreement revenues for the third quarter of fiscal 1999 were $891,000, or 11.8% of total revenues, compared to $950,000, or 31.3% of total revenues in the third quarter of fiscal 1998. The decrease in product development agreement revenue occurred as many of the agreements entered into by the Company were reaching final stages and the Company began to shift its focus towards the sale of these newly developed products. There can be no assurance that the Company will be able to continue to enter into such development agreements in the future. Net revenue increased 46.3% from $14.00 million for the nine-month period ended April 30, 1998 to $20.48 million for the nine-month period ended April 30, 1999.

Note, revenue amounts for the third quarter of fiscal 1998 are net of a one-time charge of $2.50 million related to a change in the Company's strategy for selling and distributing embedded software products. As the Company determined that selling these products directly was more effective and efficient selling approach, the Company recorded the charge to reserve for remaining embedded software products at third party distributors.

Cost of Product Sales and Product Margins

Cost of product sales consists primarily of the cost of product media and duplication, the cost of packaging materials, royalties, shipping expenses and cost of third party hardware. Costs associated with product development agreement revenues are included in research and development expenses, are not separately identified and approximate revenue attributable to these agreements. Cost of sales decreased from $606,000 in the third quarter of fiscal 1998 to $522,000 in the third quarter of fiscal 1999. Of these amounts, the cost of net software sales, which consists of total cost of sales less the cost of third party hardware, was $580,000 in the third quarter of fiscal 1998 and $467,000 in the third quarter of fiscal 1999, representing 28.1% and 7.1% of net software sales, respectively. The cost of net software sales for third quarter fiscal 1998 represented 12.7% of net software sales prior the one-time distribution charge. Cost of sales was $2.42 million and $1.62 million for the nine-month period ended April 30, 1998 and 1999, respectively, a decrease of 33.3%. The cost of net software sales was $2.13 million for the nine-month period ended April 30, 1998 and $1.43 million for the nine-month period ended April 30, 1999, representing 21.5% and 7.7% of net software sales respectively. The cost of net software sales for the nine-month period ended April 30, 1998 represented 17.2% of net software sales prior the one-time distribution charge. Product margins have increased from the three-month and nine-month periods ended April 30, 1998 to the three-month and nine-month periods ended April 30, 1999 due to an increase in large site license sales and certain OEM sales which have higher margins than the sale of shrink-wrapped software to individual end users. In the second quarter of fiscal 1999, cost of net software sales totaled $441,000 or 8.0% of net software sales.

Operating Expenses

Research and Development. Research and development costs are expensed as incurred. Eligible software costs incurred between the time a product achieves technological feasibility until its general release to customers are capitalized and amortized on a straight-line basis over the economic life of the product, which is generally three years. The Company evaluates the realizable value of capitalized software on an ongoing basis, relying on a number of factors, including earnings management, business plans, budgets and economic projections. In addition, the Company evaluates non-financial data such as market trends and product development cycles. Research and development costs are reduced by related grants and investment tax credits.

Research and development costs increased from $2.60 million for the third quarter of fiscal 1998 to $3.31 million for the third quarter of fiscal 1999, representing 85.4% and 43.8% of net revenues, respectively. For the nine-month period ended April 30, 1998 research and development expenditures were $7.06 million compared to $9.73 million for the nine-month period ended April 30, 1999, representing 50.4% and 47.5% of net revenues, respectively. Research and development expenditures consist primarily of personnel-related costs.
Increases in expenses were due primarily to the growth of the Company's research and development team from 120 employees at April 30, 1998 to 150 employees at April 30, 1999. Research and development expenses in the second quarter of fiscal 1999 were $3.26 million or 52.9% of net revenues. The research and development team consisted of 142 employees at January 31, 1999. The Company anticipates an increase in research and development costs in future periods to expand its current and future product lines.

Selling, administrative and technical support. Selling, administrative and technical support costs increased from $2.75 million in the third quarter of fiscal 1998 to $3.59 million in the third quarter of fiscal 1999, representing 90.7% and 47.4% of net revenues, respectively. This increase is due to an increase in selling, administrative and technical support headcount from 92 employees at April 30, 1998 to 102 employees at April 30, 1999. Selling, administrative and technical support costs increased from $7.60 million for the nine-month period ended April 30, 1998 to $9.75 million for the nine-month period ended April 30, 1999, representing 54.3% and 47.6% of net revenues, respectively. In the second quarter of fiscal 1999, selling, administrative and technical support costs totaled $3.10 million or 50.3% of net revenues, and headcount in selling, administrative and technical support was 105 employees. The Company is currently expanding its sales and marketing activities in the embedded market and anticipates that its selling, administrative and technical support costs will continue to increase in future periods.

Depreciation. Depreciation expense totaled $398,000 in the third quarter of fiscal 1998, $501,000 in the second quarter of fiscal 1999, and $467,000 in the third quarter of fiscal 1999. For the nine-month period ended April 30, 1998 depreciation expense totaled $1.19 million compared to $1.47 million for the nine-month period ended April 30, 1999. The increase in depreciation expense is due to the Company's investment in property and equipment necessary to provide support for the Company's growth in personnel during these periods.

Liquidity and Capital Resources

As of April 30, 1999, the Company had cash and cash equivalents of $5.92 million and working capital of $14.67 million.

On February 4, 1999, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,700,000 special warrants ("1999 Special Warrants") at a price of $4.00 each ($3.76 net of underwriters' fee). In February 1999, 1,700,000 1999 Special Warrants were issued. Each 1999 Special Warrant entitled the holder thereof to receive one common share of the Company. The 1999 Special Warrants were exercised in February 1999, and accordingly, 1,700,000 new shares were issued by the Company. The Company received net proceeds of $6.25 million from the offering. The proceeds are net of underwriter's fees and offering costs of $552,000.

During April 1998, the Company entered into a line of credit agreement with a bank. Borrowings under the agreement may aggregate up to $1.50 million and bear interest at the bank's prime rate of interest plus one percent (8.75% as of April 30, 1999). The agreement, which expires in January 2000, is utilized to collateralize letters of credit issued to the Company's landlord for leasehold improvements and to meet short-term working capital requirements which may arise from time to time. Borrowings under the agreement are collateralized by the assets of the Company except the Company's intellectual property. The credit agreement contains certain minimum quarterly profitability and various financial-ratio requirements. As of April 30, 1999, the Company was not in compliance with certain financial covenants under the agreement. This non-compliance has been waived by the bank. However, there can be no assurance that the bank would waive any future non-compliance. Under the agreement, the Company may not pay dividends or make any other distribution payment on account or in redemption, retirement or purchase of any capital stock, and the Company must also limit the amount of funds transferred to any affiliate or affiliated company.

Net cash used in operating activities was $5.09 million and $6.32 million for the nine-month periods ended April 30, 1998 and 1999, respectively. The increase in cash used in operating activities is primarily due to the net loss for the periods and growth in accounts receivable during the periods. Net cash used in investing activities was $1.46 million and $852,000 for the nine-month periods ended April 30, 1998 and 1999, respectively. During the nine-month period ended April 30, 1998, these expenditures were primarily for the acquisition of furniture and equipment to support the increase in headcount and products developed by the Company and the Company's purchase of a certificate of deposit to collateralize a deposit with the landlord for the Company's corporate headquarters in Austin, Texas. The expenditures during the nine-month period ended April 30, 1999 consisted primarily of investments in furniture and leasehold improvements related to the Company's headquarters. Net cash provided by financing activities was $11.83 million and $6.30 million for the nine-month periods ended April 30, 1998 and 1999, respectively. As mentioned above, the Company completed a financing in the second quarter of fiscal 1998 resulting in an increase in cash of $11.59 million net of underwriter's fees and offering costs of $1.01 million and a financing in the third quarter of fiscal 1999 resulting in an increase in cash of $6.25 million net of underwriter's fees and offering costs of $552,000.

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

With respect to the Company's internal information technology systems, the Company's year 2000 internal readiness program primarily covers taking inventory of hardware and software systems, determining the level of year 2000 compliance of such systems, assessing business risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company is currently reviewing and addressing year 2000 issues in its mission critical information technology systems such as finance, order processing, customer service, project management, and sales management. The Company is also currently reviewing and addressing year 2000 issues in its network servers, network software and widely used desktop software applications. The Company expects to substantially complete year 2000 readiness preparations by the third quarter of calendar 1999. In each case, the Company expects to continue implementation and testing through calendar 1999. The Company has no current plans to perform an assessment of embedded technology outside of its information technology systems, and believes that the failure to be year 2000 compliant of embedded technology in systems such as photocopiers, HVAC and cardkey readers will not have a material effect on the Company's business.

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

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, "which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997; however, it is not required in interim filings in the initial year of adoption.

Management does not believe the implementation of SFAS No. 131 will have a material effect on its consolidated financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to the Company's annual report and Form 10-K for the year ended July 31, 1998.

PART II - OTHER INFORMATION
---------------------------


ITEM 1. LEGAL PROCEEDINGS

Not applicable and has been omitted.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 4, 1999, the Company entered into an Underwriting Agreement for the purpose of issuing to certain underwriters by way of private placement in Canada, 1,700,000 special warrants ("1999 Special Warrants") at a price of $4.00 each ($3.76 net of underwriters' fee). ). In February 1999, 1,700,000 1999 Special Warrants were issued. Each 1999 Special Warrant entitled the holder thereof to receive one common share of the Company. The 1999 Special Warrants were exercised in February 1999, and accordingly, 1,700,000 new shares were issued by the Company.

The underwriters of this private placement were TD Securities Inc. and CIBC Wood Gundy Securities Inc.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable and has been omitted.


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

Not applicable and has been omitted.


ITEM 5. OTHER INFORMATION

Not applicable and has been omitted.


ITEM 6. EXHIBITS AND REPORTS ON THE FORM 8-K

     (A)   EXHIBITS

           27. Financial Data Schedule

     (B)   REPORTS ON FORM 8-K

           The Company filed no reports on Form 8-K during the quarter ended April 30, 1999.

For further information, refer to the Form 10-K for the year ended July 31, 1998 of the company.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Metrowerks Inc.


Date: June 11, 1999                    By: /s/ James H. Welch
                                           ------------------------------
                                           James H. Welch,
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

METROWERKS INC.